Form 10-Q
period 1996-06-30
RESTRAC INC
filed 1996-08-21
CIK 1013322

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM            TO
                                   ----------    ----------

    COMMISSION FILE NUMBER: 0-20735

                                RESTRAC, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


         DELAWARE                                          04-2935271
(STATE OR OTHER JURISDICTION OF                (IRS EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

         3 ALLIED DRIVE
           DEDHAM, MA.                                        02026
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)

                                (617) 320-5600
                       (REGISTRANT'S TELEPHONE NUMBER)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                YES     NO  X
                                    ---    ---
    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                              TITLE OF EACH CLASS
                              -------------------

 Common stock, $.01 par value, shares outstanding at August 21, 1996: 7,877,308 shares
================================================================================

                                 RESTRAC, INC.

                                     INDEX

PART I -- FINANCIAL INFORMATION

                                                                                          PAGE
                                                                                          ----
Item 1.   Financial Statements
          Balance Sheets at June 30, 1996 and September 30, 1995........................    3
          Statements of Income for the three and nine months ended: June 30, 1996 and
          June 30, 1995.................................................................    4
          Statements of Cash Flows for the nine months ended: June 30, 1996 and June 30,
          1995..........................................................................    5
          Notes to Financial Statements.................................................    6
          Management's Discussion and Analysis of Financial Condition and Results of
Item 2.   Operations....................................................................    8

PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings.............................................................   11
Item 2.   Changes in Securities.........................................................   11
Item 3.   Defaults upon Senior Securities...............................................   11
Item 4.   Submission of Matters to a Vote of Security Holders...........................   11
Item 5.   Other Information.............................................................   11
Item 6.   Exhibits and Reports on Form 8-K..............................................   12
SIGNATURES..............................................................................   13
Exhibit # 11............................................................................   14


                                 RESTRAC, INC.

                                           BALANCE SHEETS

                                                                       JUNE 30,     SEPTEMBER 30,
                                                                         1996           1995
                                                                      -----------   -------------
                                                                      (UNAUDITED)
                                    ASSETS
CURRENT ASSETS
  Cash and cash equivalents.........................................  $ 4,298,775     $2,966,637
  Accounts receivable, less allowance for doubtful accounts of
     $350,000 and $300,000 at June 30, 1996 and September 30,
     1995...........................................................    3,183,727      3,485,744
  Other current assets..............................................      474,630        454,470
  Deferred income taxes.............................................      919,742        718,254
                                                                      -----------     ----------
          Total current assets......................................    8,876,874      7,625,105
PROPERTY AND EQUIPMENT, NET.........................................    1,535,247      1,452,548
OTHER ASSETS........................................................       28,130         61,160
                                                                      -----------     ----------
          Total assets..............................................  $10,440,251     $9,138,813
                                                                      ===========     ==========
                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Current portion of long-term debt.................................  $     8,772     $   14,367
  Accounts payable..................................................      735,851        585,471
  Accrued expenses..................................................    2,371,276      2,180,479
  Deferred revenue..................................................    2,626,153      2,526,073
  Accrued income taxes..............................................      234,371        239,900
                                                                      -----------     ----------
          Total current liabilities.................................    5,976,423      5,546,290
                                                                      -----------     ----------
DEFERRED INCOME TAXES...............................................       63,777         63,777
                                                                      -----------     ----------
OTHER LIABILITIES...................................................           --         45,119
                                                                                      ----------
REDEEMABLE CONVERTIBLE PREFERRED STOCK..............................    4,052,701      3,842,474
                                                                      -----------     ----------
STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $.01 par value -- Authorized -- 5,000,000 shares,
     Issued and outstanding -- none
  Common Stock, $.01 par value -- Authorized -- 30,000,000 shares,
     Issued -- 4,561,512 at June 30, 1996 and 4,500,000 shares at
     September 30, 1995. ...........................................       45,615         45,000
  Additional Paid in Capital........................................      227,018        160,618
  Treasury Stock....................................................     (830,764)      (804,970)
  Retained Earnings.................................................      905,481        240,505
                                                                      -----------     ----------
          Total stockholders' equity (deficit)......................      347,350       (358,847)
                                                                      -----------     ----------
          Total liabilities and stockholders' equity (deficit)......  $10,440,251     $9,138,813
                                                                      ===========     ==========

   The accompanying Notes are an integral part of these Financial Statements

                                 RESTRAC, INC.

                                         STATEMENTS OF INCOME
                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)
                                             (UNAUDITED)

                                                     THREE MONTHS ENDED        NINE MONTHS ENDED
                                                          JUNE 30,                 JUNE 30,
                                                    --------------------     ---------------------
                                                      1996         1995         1996         1995
                                                    ---------     ------     ----------     ------
Revenue:
  Product revenue...............................   $    3,481     $2,498     $    9,581    $ 6,631
  Services revenue..............................        2,116      1,370          5,919      3,449
                                                   ----------     ------     ----------    -------
          Total revenue.........................        5,597      3,868         15,500     10,080
Cost of revenue:
  Product revenue...............................          299        303          1,231      1,016
  Services revenue..............................        1,297        805          3,489      1,953
                                                   ----------     ------     ----------    -------
          Total cost of revenue.................        1,596      1,108          4,720      2,969
                                                   ----------     ------     ----------    -------
          Gross margin..........................        4,001      2,760         10,780      7,111
                                                   ----------     ------     ----------    -------
Operating expenses:
  Research and development......................          594        381          1,458        974
  Sales and marketing...........................        2,075      1,566          5,833      3,961
  General and administrative....................          797        441          2,119      1,221
                                                   ----------     ------     ----------    -------
          Total operating expenses..............        3,466      2,388          9,410      6,156
                                                   ----------     ------     ----------    -------
Income from operations..........................          535        372          1,370        955
                                                   ----------     ------     ----------    -------
Other income....................................           64         35            165         97
                                                   ----------     ------     ----------    -------
Income before provision for income taxes........          599        407          1,535      1,052
                                                   ----------     ------     ----------    -------
Provision for income taxes......................          249        163            660        421
                                                   ----------     ------     ----------    -------
Net income......................................   $      350     $  244     $      875    $   631
                                                   ==========     ======     ==========    =======
Net income per common and common equivalent
  share.........................................   $     0.05                $     0.13
                                                   ==========                ==========
Weighted average number of common and common
  equivalent shares outstanding.................    6,914,397                 6,921,946
                                                   ==========                ==========

   The accompanying Notes are an integral part of these Financial Statements

                                 RESTRAC, INC.

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                          NINE MONTHS ENDED
                                                                              JUNE 30,
                                                                      -------------------------
                                                                         1996           1995
                                                                      ----------     ----------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income........................................................  $  875,203     $  630,981
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization..................................     641,681        257,849
     Deferred income taxes, net.....................................    (201,488)       (96,759)
     Loss on disposal of property and equipment.....................          --          9,061
     Deferred rent..................................................     (40,000)       (48,275)
     Changes in assets and liabilities
          Accounts receivable.......................................     302,017         38,608
          Prepaid expenses/other current assets.....................     123,487       (346,589)
          Accounts payable..........................................     150,380        218,273
          Accrued expenses..........................................     185,680        482,464
          Accrued taxes.............................................      (5,530)      (488,682)
          Deferred revenue..........................................     100,080      1,208,004
                                                                      ----------     ----------
               NET CASH PROVIDED BY OPERATING ACTIVITIES............   2,131,510      1,864,935
                                                                      ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment...............................    (724,381)      (805,942)
  Increase in other assets..........................................    (110,617)        78,268
                                                                      ----------     ----------
               NET CASH USED IN INVESTING ACTIVITIES................    (834,998)      (727,674)
                                                                      ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on capital lease obligations.............................      (5,595)       (70,458)
  Purchase of treasury stock........................................     (25,794)            --
  Proceeds from exercise of stock option............................      67,015             --
                                                                      ----------     ----------
               NET CASH (USED IN) PROVIDED BY FINANCING
                 ACTIVITIES.........................................      35,626        (70,458)
                                                                      ----------     ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS...........................   1,332,138      1,066,803
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD......................   2,966,637      2,734,772
                                                                      ----------     ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD............................  $4,298,775     $3,801,575
                                                                      ==========     ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash used for interest............................................  $    1,275     $    9,067
                                                                      ==========     ==========
  Cash used for income taxes........................................  $  665,226     $  829,217
                                                                      ==========     ==========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  Dividend Accretion................................................  $  210,228     $  210,228
                                                                      ==========     ==========

   The accompanying Notes are an integral part of these Financial Statements

                                 RESTRAC, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1996

(1) BASIS OF PRESENTATION

   The financial statements of Restrac, Inc. (the "Company") presented herein, without audit except for balance sheet information at September 30, 1995, have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and footnote disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 1995 included in the Company's prospectus with the Form S-1 filed with the Securities and Exchange Commission on May 10, 1996, as amended.

   The balance sheet as of June 30, 1996, the statements of income for the three and nine month periods ended June 30, 1996, and 1995, and the statements of cash flows for the nine month periods ended June 30, 1996 and 1995 are unaudited but, in the opinion of management, include all adjustments (consisting solely of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

   The results of operations for the three and nine months ended June 30, 1996 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 1996.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The accompanying financial statements reflect the application of certain significant accounting policies described below and elsewhere in the notes to the financial statements referenced above.

  (a) Revenue Recognition

    Product revenue includes software license fees, third-party hardware and royalty revenue. Services revenue includes customer maintenance fees, training, installation and consulting. The Company recognizes product and services revenue in accordance with the provisions of Statement of Position No. 91-1, Software Revenue Recognition.

    Product revenue from software license fees and hardware is recognized upon delivery provided there are no significant Company obligations remaining and collectibility of the revenue is probable. If an acceptance period is required, revenues are recognized upon the earlier of the customer acceptance or the expiration of the acceptance period, as defined in the applicable software license agreement.

    Services revenue from customer maintenance fees for postcontract support is recognized ratably over the maintenance term, which is typically 12 months. When customer maintenance fees are included in an initial software license fee, the Company allocates 15% of the software license fee to first year maintenance. The amount allocated to customer maintenance fees for the first year is comparable to customer maintenance fees charged separately by the Company. Other services revenue from training, installation and consulting is recognized as the related services are performed.

    Deferred revenue represents payments received by the Company in advance of product delivery or service performance.

  (b) Earnings per Share Calculation

    For the three and nine month periods ended June 30, 1996 net income per common and common equivalent share was based on the weighted average number of common and common equivalent shares outstanding during the period, computed in accordance with the treasury stock method, plus the number of shares of common stock issuable upon the conversion of the redeemable preferred stock and the number of shares of common stock issued pursuant to the initial public offering sufficient to generate proceeds for the payment of $569,000 of estimated redeemable convertible preferred stock dividends payable upon the closing

                                 RESTRAC, INC.

of the initial public offering. The weighted average number of common and common equivalent shares assumes that common stock options granted and shares issued one year prior to the initial filing of a registration statement for the Company's initial public offering are outstanding for the periods presented, computed in accordance with the treasury stock method. Historical net income per share data has not been presented, as such information is not considered to be relevant or meaningful.

(3) SUBSEQUENT EVENTS

     On July 26, 1996 the Company completed its initial public offering of common stock. This offering consisted of 2,500,000 shares of common stock, 1,500,000 shares being sold by the Company and 1,000,000 shares being sold by certain of the Company's stockholders. The offering price was $11.00 per share. The net proceeds to the Company are estimated to be $14,745,000 after consideration of the underwriter's discount and the expenses of the offering. The Company intends to use the net proceeds of the offering primarily for working capital and other general corporate purposes. Pursuant to the rights, preferences and privileges of the redeemable convertible preferred stock, the 556,155 outstanding shares of convertible preferred stock were automatically converted into 2,502,696 shares of common stock upon the closing of the Company's initial public offering. Further, accumulated dividends of approximately $569,000 will be paid to the preferred shareholders.

     Certain of the selling stockholders granted to the underwriters a 30-day option to purchase up to 375,000 additional shares of common stock at the initial offering price of $11.00 per share to cover over-allotments, if any. On August 9, 1996 the underwriters exercised this option and purchased the additional shares.

                                 RESTRAC, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
            FOR THE THREE AND NINE MONTH PERIODS ENDED JUNE 30, 1996

RESULTS OF OPERATIONS

  Revenue

     Total revenue for the three months and nine months ended June 30, 1996 was $5.6 million and $15.5 million, respectively, as compared to $3.9 million and $10.1 million for the same periods in fiscal 1995. These increases represent revenue growth for the corresponding periods of 44.7% and 53.8%, respectively. The primary contributors to revenue growth during the 1996 periods were additional product revenue resulting from the sale of a larger number of user licenses to both new and existing customers and increases in service and maintenance revenue as a result of the growing installed customer base.

  Cost of Revenue

     Cost of product revenue decreased as a percentage of product revenue for the three months and nine months ended June 30, 1996 to 9% and 13%, respectively, as compared to 12% and 15%, respectively, for the same periods in fiscal 1995. These decreases were primarily attributable to the Company's exiting the business of reselling low margin scanning hardware since October 1995, and were partially offset by increases in royalty payments to PeopleSoft for increased sales of Resume Reader for PeopleSoft during the nine months ended June 30, 1996.

     Cost of services revenue increased as a percentage of services revenue for the three months and nine months ended June 30, 1996 to 61% and 59%, respectively, from 59% and 57%, respectively, for the same periods in fiscal 1995. These increases were primarily attributable to increased personnel in the client services organization, including the addition of a dedicated account management group which is not revenue generating, and additional costs related to the Company's training facility opened in June of 1995. Increased services revenue in the fiscal 1996 periods offset a portion of the impact of these costs.

     As a result of these factors, the Company's gross margin during the third quarter of fiscal 1996 increased slightly from 71.4% to 71.5% and decreased for the nine months ended June 30, 1996 from 70.5 % to 69.5% as compared to the three and nine months ended June 30, 1995, respectively.

  Operating Expenses

     Research and development expenses were approximately $594,000 or 10.6% of total revenue during the third quarter of fiscal 1996 as compared to approximately $381,000 or 9.9% of total revenue during the third quarter of fiscal 1995. For the first nine months of fiscal 1996, research and development expenses were approximately $1.5 million or 9.4% as compared to approximately $1.0 million or 9.7% of total revenue for the first nine months of fiscal 1995. These increases in absolute dollars were primarily due to increases in both personnel and consulting expenses in support of the Company's new and existing product development initiatives. The Company considers increased investment for research and development to be integral to its future success. The Company plans to increase its research and development spending in absolute dollars, however such increases may vary from quarter to quarter as a percentage of total revenue. All of the Company's research and development costs have been expensed as incurred.

     Sales and marketing expenses were $2.1 million or 37.1% of total revenue for the third quarter of fiscal 1996 as compared to $1.6 million or 40.5% of total revenue during the third quarter of fiscal 1995. For the first nine months of fiscal 1996 sales and marketing expense was $5.8 million or 37.6% of total revenue as compared to $4.0 million or 39.3% of total revenue for the first nine months of fiscal 1995. Absolute dollar increases with respect to sales and marketing operations for both the third quarter and first nine months of fiscal 1996 as compared to the third quarter and first nine months of fiscal 1995 were due mainly to increases in both sales and marketing personnel and increased commissions as a result of higher revenue. The Company

                                 RESTRAC, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
    FOR THE THREE AND NINE MONTH PERIODS ENDED JUNE 30, 1996 -- (CONTINUED)

expects that sales and marketing expenses will continue to increase in absolute dollars, however such expenses may vary from quarter to quarter as a percentage of total revenue.

     General and administrative expenses were approximately $797,000 or 14.2% of total revenue during the third quarter of fiscal 1996 as compared to $441,000 or 11.4% of total revenue during the third quarter of fiscal 1995. For the first nine months of fiscal 1996, general and administrative expenses were $2.1 million or 13.7% of total revenue as compared to $1.2 million or 12.1% of total revenue for the first nine months of fiscal 1995. For both the third quarter and the first nine months of fiscal 1996 as compared to the third quarter and first nine months of fiscal 1995, these costs increased both in terms of absolute dollars and as a percentage of total revenue primarily as a result of personnel increases in support of the Company's growth and infrastructure. To a lesser extent, increases in the provision for doubtful accounts also contributed to these increases. The Company expects that general and administrative expenses will continue to increase in absolute dollars, however such expenses may vary from quarter to quarter as a percentage of total revenue.

  Other Income and Expenses

     Other income increased to approximately $64,000 during the third quarter of fiscal 1996 from $35,000 during the third quarter of fiscal 1995. Other income increased to $165,000 for the first nine months of fiscal 1996 as compared to $97,000 for the first nine months of fiscal 1995. These increases were a direct result of higher cash investment balances during fiscal 1996. The Company expects that the cash proceeds received as a result of the initial public offering will contribute to higher investment income in future periods.

     The Company's effective tax rate increased from approximately 40% for the nine months ended June 30, 1995 to 43% for the nine months ended June 30, 1996 primarily due to equity related compensation not tax benefited for financial statement purposes.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1996, the Company had cash and cash equivalents of $4.3 million, an increase of $1.3 million from $3.0 million at September 30, 1995. Working capital was $2.9 million at June 30, 1996 as compared to $2.1 million at September 30, 1995, an increase of $0.8 million. Cash provided by operating activities was approximately $2.1 million during the first nine months of fiscal 1996.

     On July 26, 1996 the Company completed its initial public offering of common stock. The net proceeds to the Company are estimated to be $14,745,000, net of the underwriter's discount and expenses of the offering. The Company intends to use the net proceeds of the offering primarily for working capital and other general corporate purposes.

     Cash used in investing activities was approximately $835,000 during the first nine months of fiscal 1996. Investing activities consisted principally of the purchase of property and equipment (primarily computer equipment and peripherals), to support the growing employee base and corporate infrastructure.

     To date the Company has not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. Cash has been and the Company contemplates that it will continue to be invested in interest-bearing, investment grade securities.

     From time to time, the Company evaluates potential acquisitions of products, businesses and technologies that may complement or expand the Company's business. The Company currently does not have any understandings, commitments or agreements with respect to any such acquisitions. Any such transactions consummated may use a portion of the Company's working capital or require the issuance of equity or debt.

                                 RESTRAC, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
    FOR THE THREE AND NINE MONTH PERIODS ENDED JUNE 30, 1996 -- (CONTINUED)

     The Company believes that the net proceeds from its initial public offering, together with its current cash balances and cash provided by future operations, will be sufficient to meet its working capital expenditure requirements for the next twelve months. Although operating activities may provide cash in certain periods, to the extent the Company experiences growth in the future, its operating and investing activities may use cash. Consequently, any future growth may require the Company to obtain additional equity or debt financing.

     The Company had a $1.0 million revolving line of credit on June 30, 1996. Borrowings outstanding under the line are limited to 70% of eligible accounts receivable, as defined, bear interest at the bank's prime rate (8.25% at June 30, 1996) plus 1%, and are collateralized by all corporate assets. There were no borrowings outstanding as of June 30, 1996 or as of September 30, 1995. As part of the loan agreement, the Company is required to maintain certain restrictive financial covenants, as defined. The revolving line of credit expires on March 1, 1997.

     The Company leases office space in several locations. The annual rental payments remaining under these leases are approximately $230,000 and expire at varying dates through June 30, 1997.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward looking statements. Factors which might cause such a difference include those discussed below.

     A number of uncertainties exist that could affect the Company's future operating results, including, among other things, general economic conditions, the relatively lengthy sales cycle for the Company's products and the relatively large size of a typical product sale, the timing of the contracts, the introduction of new products by the Company or its competitors, capital spending patterns of customers, the Company's sales incentive strategy, the Company's continued ability to develop and introduce innovative products, pricing practices of competitors, and the Company's ability to attract and retain key employees.

                                 RESTRAC, INC.

PART II -- OTHER INFORMATION:

ITEM 1.  LEGAL PROCEEDINGS

     The Company is not involved in any legal proceedings other than those arising in the ordinary course of the Company's business and which management believes will not materially affect the Company's business or the financial condition of the Company.

ITEM 2.  CHANGES IN SECURITIES

     On June 5, 1996, the Company filed a Second Amended and Restated Certificate of Incorporation, which provided, among other things for (i) an increase in the number of authorized shares of Common Stock, par value $.01 per share of the Corporation, to 30,000,000 shares, par value $.01 per share, (ii) the authorization of 556,155 shares of Convertible Preferred Stock, par value $.01 per share, and 5,000,000 shares of undesignated preferred stock, par value $.01 per share.

     On July 26, 1996 the Company filed a Third Amended and Restated Certificate of Incorporation, which provided for the elimination of the Company's authority to issue Convertible Preferred Stock and a prohibition on action by written consent of stockholders.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 8, 1996, by a unanimous Written Consent of Stockholders in Lieu of a
Special Meeting, the stockholders of the Company unanimously consented to the following actions: the amendment of the charter and by-laws in conjunction with the intended public offering; the adoption of the Restrac, Inc. 1996 Stock
Option and Grant Plan and the Restrac, Inc. 1996 Employee Stock Purchase Plan;
and the election of the following directors to serve the Company for the terms set forth opposite their names:

         NAME                 CLASS                     TERM EXPIRES
         ----                 -----                     ------------
Russell J. Campanello            I          Annual Meeting following Fiscal 1996
A. Bruce Johnston               II          Annual Meeting following Fiscal 1997
J. Paul Costello               III          Annual Meeting following Fiscal 1998
Lars D. Perkins                III          Annual Meeting following Fiscal 1998.

ITEM 5.  OTHER INFORMATION

     None

                                 RESTRAC, INC.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits furnished as Exhibits hereto:

         Exhibit 11 -- Statement Regarding: Computation of earnings per Share

         Exhibit 27 -- Financial Data Schedule Pursuant to Regulation S-X
                       Article 5

     (b) No reports on Form 8-k were filed by the Company during the quarter ended June 30, 1996.

                                RESTRAC, INC.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          RESTRAC, INC.


Date:  August 21, 1996                    /S/ LARS D. PERKINS
                                          --------------------------------------
                                                      LARS D. PERKINS
                                                   Chief Executive Officer

                                          /S/ CYNTHIA G. EADES
                                          --------------------------------------
                                                      CYNTHIA G. EADES
                                                  Chief Financial Officer