Form 10-K405
period 1996-09-30
RESTRAC INC
filed 1996-12-27
CIK 1013322

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                            ------------------------
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED: SEPTEMBER 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM  _____ TO  _____

                        COMMISSION FILE NUMBER: 0-20735

                                 RESTRAC, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

                    DELAWARE                                            04-2935271
         (STATE OR OTHER JURISDICTION OF                     (IRS EMPLOYER IDENTIFICATION NO.)
         INCORPORATION OR ORGANIZATION)

                 3 ALLIED DRIVE
                   DEDHAM, MA                                              02026
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                            (ZIP CODE)

                                 (617) 320-5600
                        (REGISTRANT'S TELEPHONE NUMBER)

                            ------------------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  YES  X      NO  __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on November 15, 1996 , as reported on NASDAQ National Market System was approximately $26,100,000. Shares of Common Stock held by each executive officer and director and by each person who owned 5% or more of the outstanding Common Stock as of such date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes .

The number of shares of the registrant's $0.01 par value Common Stock outstanding on December 19, 1996, was 7,894,936.

Part III incorporates by reference from the definitive proxy statement for the registrant's fiscal 1996 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form.

This report consists of 30 sequentially numbered pages, with the Index to Exhibits commencing on page 28 and the Index to Consolidated Financial Statements commencing on page F-1.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 RESTRAC, INC.

                                   FORM 10-K

                               TABLE OF CONTENTS

                                     PART I

ITEM                                                                                       PAGE
-----                                                                                      ----
   1.  Business.........................................................................     2
   2.  Properties.......................................................................    15
   3.  Legal Proceedings................................................................    15
   4.  Submission of Matters to a Vote of Securities Holders............................    15

                                            PART II
   5.  Market for Registrant's Common Stock and Related Stockholder Matters.............    16
   6.  Selected Consolidated Financial Data.............................................    17
   7.  Management's Discussion and Analysis of Financial Condition and Results of
       Operations.......................................................................    18
   8.  Financial Statements and Supplementary Data......................................    25
   9.  Changes in and Disagreements with Accountants on Accounting and Financial
       Disclosure.......................................................................    25

                                           PART III
  10.  Directors and Executive Officers of the Registrant...............................    26
  11.  Executive Compensation...........................................................    26
  12.  Security Ownership of Certain Beneficial Owners and Management...................    26
  13.  Certain Relationships and Related Transactions...................................    26

                                            PART IV
  14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.................    27

                                     PART I

STATEMENTS MADE OR INCORPORATED IN THIS FORM 10-K INCLUDE A NUMBER OF FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. FORWARD LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS "ANTICIPATES", "BELIEVES", "EXPECTS", "INTENDS", "FUTURE", AND WORDS OF SIMILAR IMPORT WHICH EXPRESS MANAGEMENT'S BELIEF, EXPECTATIONS OR INTENTIONS REGARDING THE COMPANY'S FUTURE PERFORMANCE. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS. CERTAIN FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE ARE DISCUSSED IN THE SECTION ENTITLED "FACTORS AFFECTING FUTURE OPERATING RESULTS" ON PAGE 24 OF THIS FORM 10-K.

ITEM 1.  BUSINESS

OVERVIEW

     Restrac, Inc. ("the Company"), designs, develops, markets, implements and supports HR staffing software to automate the recruitment, selection and placement of an organization's workforce. The Company's staffing software enables organizations to strategically manage their human capital by reducing hiring and placement costs, decreasing time to fill positions and providing more effective skills management and worker deployment. The Company's products -- Restrac Hire and Resume Reader for PeopleSoft -- provide HR departments with client/server solutions to quickly and efficiently build and search comprehensive "pools" of resume skills data to find the workers they need, while also managing the workflow of the staffing process.

     The Company's current software offerings are open, client/server applications that utilize standard industry communications protocols, such as TCP/IP, allowing for high performance, scaleable implementations across local area networks, wide area networks, the Internet and intranets. The Company's software supports industry standards, such as Microsoft Windows and most leading relational databases (including Oracle, Microsoft SQLServer and Sybase), server platforms (including Windows NT and many UNIX variants), e-mail systems (including Microsoft Mail and Lotus cc:Mail) and desktop productivity tools (including Lotus Notes and Microsoft Word). This open architecture has facilitated integration with other systems providing customers with integrated, multi-vendor solutions to meet their specific needs.

     Since the introduction of Restrac Hire in 1993, the Company has licensed its client/server, Windows-based staffing software to approximately 220 customers. Approximately 200 other organizations continue to use the Company's earlier DOS-based recruiting and succession planning products. Within these organizations, there are over 4,500 licensed users of the Company's products. The Company's products are primarily licensed by large corporate employers experiencing accelerated growth, significant reorganization or downsizing or a scarcity of skilled labor, or by companies reengineering their HR function to reduce costs. Due to its flexible skills management and search capabilities, the Company's software is also licensed by consulting firms and providers of full-time, contract or temporary labor. Twenty-eight of the 50 most profitable U.S. companies cited in Fortune magazine's 1996 "Fortune 1000" report use the Company's software. The Company's customer base includes Hewlett-Packard Company, American Express, British Telecom, AT&T, Intel Corporation, Johnson & Johnson and Levi Strauss & Co.

     The Company was incorporated in 1982 as a Massachusetts corporation and was reincorporated as a Delaware corporation in 1994. Restrac Securities Corporation, a wholly-owned subsidiary of Restrac, Inc., was incorporated in September 1996 as a Massachusetts securities corporation for the purpose of holding and managing certain of the Company's cash and cash equivalents.

INDUSTRY BACKGROUND

     The management of human capital is increasingly being viewed as a business imperative and has emerged in recent years as a key element of corporate strategy. Recruiting and deploying the most qualified employees is now being recognized as critical to an organization's long-term success. In addition, intensifying global competition, shortened product lifecycles and the need to improve operating efficiencies have caused organizations to search for more efficient ways to employ and deploy a more dynamic and skilled workforce. As a result, HR departments have come under pressure to improve the quality of the candidates they hire, to shorten the time to fill open positions and to reduce the costs associated with staffing.

     Historically, the recruitment, hiring and deployment of an organization's workforce has been an inefficient, expensive and time-consuming process. Industry sources estimate that the average cost to hire a salaried exempt employee from outside the company in 1994 was $8,566 and ranged as high as $15,766 in skilled industries such as electronics. In recent years, the average company hired approximately 14% of its workforce externally and redeployed approximately 7% of its internal workforce annually. The complexities and inefficiencies inherent in the hiring process have resulted in a plethora of recruiting and employment agencies charging fees representing as much as 30% of an employee's starting annual salary, contributing to the hiring costs described above. Despite the widespread use of such agencies, in 1994, companies took an average of 41 days to hire an employee. The inefficiencies and costs associated with the hiring process are particularly acute problems for large organizations with 1,000 or more employees, of which there are estimated to be more than 15,000 in the United States.

     These costs and inefficiencies are due in large part to the difficulty that organizations have in managing data on workers' skills and to a complex staffing process which typically involves significant data collection, numerous manual functions and the coordination of activities among many participants both within and outside the organization. Organizations need to collect and manage extensive skills data on their own employees as well as an even larger applicant pool in order to manage hiring, redeployment, attrition, turnover and growth. Historically, organizations seeking to fill a position would receive numerous applications and resumes that were, once the position had been filled, either discarded or stored in a manner that did not allow the organization to effectively access and search this data when it sought to fill additional positions in the future.

     The typical staffing process is initiated by a hiring manager who fills out a job requisition form to define the job's skill requirements, duties, pay and other parameters. Copies of the requisition are routed to finance and accounting and a compensation specialist for budget and salary approvals. An internal recruiter then generates applicants through job advertising, requiring the coordination of recruitment advertising firms, employment agencies, outplacement companies and college placement offices. Recruiters must read and categorize incoming resumes and, with the aid of administrators, copy, file and distribute the appropriate resumes to managers. Follow-up letters are typically sent to applicants. Recruiters and administrators then coordinate and track the selection process with the applicants, hiring manager and an interviewing team. This process typically requires the completion of multiple forms for interview scheduling, skills assessment and feedback, reference checking, testing, equal opportunity compliance and job offers and may involve the coordination of outside suppliers for credit checking, testing and assessment and relocation. Each division within an organization may have its own staffing process, resulting in further inefficiencies and complicating the creation of consolidated governmental compliance and management reports.

     In order to address the challenges of hiring and deploying workers, HR departments have begun to automate the staffing process. Until recently, the only staffing software applications available were applicant tracking systems, which were primarily designed to perform record-keeping functions and did not offer automated workflow or resume searching capabilities. These applicant tracking applications traditionally operated on centralized mainframe or mini-computer systems, although such applications today are also being deployed with client/server-based human resource information systems. These applications, however, are ill-suited for capturing and managing the vast amount, variety and diverse formatting of skills, experience and education information supplied by candidates. Coding this information is generally a manual process which is cumbersome, time-consuming and costly. Moreover, because the candidate information is recorded in an oversimplified format, searches of this information typically yield poor results. A more effective solution would allow organizations to easily collect and manage large amounts of unstructured skills and experience data on both job candidates and their current workforce and perform sophisticated structured searches on this data to select the best candidates.

     The development of distributed client/server computing and enabling technologies such as document scanning, optical character recognition (OCR) and concept-based text searching have created a technological framework for the efficient collection of staffing information and its dissemination among recruiters, managers and, with the emergence of the Internet, other members of the extended enterprise. Client/server technology not only permits any member of the organization to effectively collect information relating to a particular job, applicant or employee, but also gives other members of the organization in geographically dispersed locations rapid access to that information and enables them to participate in the hiring process. In addition, the proliferation of Internet career sites is a dramatic recent development which creates a significant new forum for the exchange of candidate and job information. These new technologies, together with the increased emphasis on the strategic management of human capital, have created a demand for a new generation of human resource staffing systems.

THE RESTRAC SOLUTION

     The Company's staffing software enables organizations to strategically manage their human capital by reducing hiring and placement costs, decreasing time to fill positions and providing more effective skills management and worker deployment. The Company's software provides HR departments with client/server solutions to quickly and efficiently build and search comprehensive electronic pools of resume skills data to find the workers they need, while also managing the workflow of the staffing process. Key attributes of the Restrac solution are as follows:

     Sophisticated Skills Management and Selection. The Company's software uses a sophisticated search process to rapidly identify and rank qualified candidates based on skills criteria determined by the user. User searches are enhanced by the Company's integrated skills library, which translates high-level job requirements into the words and synonyms commonly used by candidates on resumes. These same capabilities facilitate the quick and efficient management and redeployment of an organization's existing workforce in response to job openings, downsizings and restructurings.

     More Efficient Staffing Process. The Company's software incorporates a user-friendly, process-oriented GUI and is designed to reduce the time required to fill positions by prompting users to advance candidates through the staffing process. Such automatic workflow notifications reduce delays typical to the staffing process and eliminate redundancies. The Company's software also integrates with e-mail and interactive voice response technologies to facilitate access to and participation in the staffing process. The Company's software can be easily adapted by the customer to its own staffing requirements without extensive customization. In addition, the Company's software eliminates the time and expense associated with maintaining multiple parallel databases to track different aspects of the staffing process.

     Comprehensive, Reusable Candidate Pools. The Company's software uses resume scanning and integrated e-mail input from intranets or the Internet to create consolidated, reusable candidate pools that can be shared throughout the organization. Manual input is virtually eliminated, allowing organizations to collect and store skills and experience data on hundreds of thousands of candidates. The Company's software is designed to provide a shared, re-useable pool of candi-dates, limiting the need for organizations to use employment agencies and advertising to source candidates.

     Open, Rapidly Deployable and Scaleable Technology. The Company's software is based on an open, client/server architecture that supports industry standards, such as Microsoft Windows and most leading relational databases, server platforms, e-mail systems and desktop productivity tools. The customer's implementation cycle, including hardware implementation and basic process reengineering, is typically less than three months. The Company's software is scaleable from the departmental level to multi-site, enterprise-wide implementations and is designed to easily incorporate new technologies as they become available.

     Reduced Costs. By providing an easily-accessible, shared, re-useable pool of candidates, the Company's software allows organizations to significantly reduce recruitment advertising costs and employment agency fees. In addition, the Company's software is designed to reduce HR headcount and increase recruiter productivity through the elimination of manual entry of resume information and by increasing the efficiency of the hiring process.

STRATEGY

     The Company's objective is to become the leading provider of human resource staffing software. To achieve this objective, the Company has adopted the following strategies:

     Expand Presence in Principal Markets. The Company's Restrac Hire product has achieved a leading market position among large organizations (1,000+ employees), which are estimated to represent over 15,000 companies in the United States alone. The Company believes that only a small portion of such large organizations currently use automated staffing software, and the Company plans to expand its established market position among such organizations by leveraging its existing customer base and expanding its sales and marketing efforts.

     Offer Self-Service Solutions. The Company's software is currently used primarily by HR departments. In response to the increasing dispersion of the staffing process outside of HR departments, the Company intends to enhance its software to allow line managers, employees and job candidates to directly access staffing information. Such self-service solutions should significantly expand the Company's potential user-base while further reducing the administrative demand on HR departments.

     Expand Markets to Include Smaller Organizations. The Company intends to expand the markets for its software to smaller organizations with 100 to 1,000 employees (of which there are estimated to be over 100,000 in the United States) by adapting its current products and by offering customers access to staffing solutions on a transaction-fee basis. Such offerings should allow smaller organizations to take advantage of the Company's technologies without the associated infrastructure investment necessary to support a client/server application.

     Pursue Internet Opportunities. The Company believes that the emergence of the Internet creates opportunities to streamline the connection between job seekers and employers. By enabling a new, more efficient channel of communication, the Internet can allow information about jobs to be more widely distributed and permit easy, on-line application by job seekers. The Company believes that its high-volume, unstructured search technologies and the utilization of TCP/IP, the Internet communications protocol, in its software should facilitate the Company's development of staffing solutions which are accessible across intranets and over the Internet. The Company has enhanced its software to allow users to directly post jobs and receive applications via Internet career sites. In conjunction with the development of this enhancement, the Company has entered into strategic relationships with Career Mosaic, The Monster Board, IntelliMatch, Inc., CareerWEB, Adams JobBank, E-Span, 4Work, Inc., and the Online Career Center, and intends to enter into similar arrangements with other career sites. In addition, the Company is currently exploring other strategies to capitalize on opportunities offered by the Internet.

     Leverage Strategic Relationships. The Company has established a number of relationships both to leverage marketing channels and complementary technologies and to meet customer demands for open, integrated, multi-vendor solutions. The Company's partners include leading technology vendors such as Verity, Inc. which, as part of an OEM relationship, provides its text search software for integration with the Company's internally-developed skills library. The Company also has a relationship with PeopleSoft, a leading HR management system vendor, under which PeopleSoft jointly markets the Company's Resume Reader for PeopleSoft product as an integrated solution with its HRMS product. The Company believes that its strategic relationships allow it to bring products to market more quickly and enhance its image as a provider of industry standard automated staffing products. The Company intends to continue to pursue the establishment of such relationships to take advantage of emerging technologies and marketing opportunities.

     Develop International Presence. The Company believes that the growing globalization of the workforce combined with the increasing standardization of regulations across the European Community will provide it with significant opportunities to continue its international expansion. The Company markets its software in Canada and the United Kingdom. In addition, the Company has developed a localized version of its software specifically for the United Kingdom and intends to develop additional localized versions to accommodate different business practices and foreign languages.

PRODUCTS

     The Company's principal products are Restrac Hire and Resume Reader for PeopleSoft, which is sold in conjunction with PeopleSoft's HRMS product.

     RESTRAC HIRE

     The Company's primary product, Restrac Hire, automates the applicant sourcing and selection functions in the staffing process and supports industry standards such as Microsoft Windows and most leading relational databases (including Oracle, Microsoft SQLServer and Sybase), server platforms (including Windows NT and many UNIX variants), e-mail systems (including Microsoft's Mail and Lotus cc:Mail) and desktop productivity tools (including Lotus Notes and Microsoft Word). System prices vary based on a customer's configuration and range from approximately $60,000 to $1 million. Implementation services, which are not included in the license fee, generally amount to an additional 25% of the license fee. Maintenance for the first year is included in the license fee and is renewable on an annual basis thereafter, at approximately 15% of the license fee.

     Restrac Hire is comprised of three bundled functional modules: Skill Server, Candidate Finder and Recruiting Workbench.

     Skill Server. The Company's Skill Server module automates the collection of worker skills data by integrating scanning and OCR technologies for the processing of paper or faxed resumes. Using Skill Server, electronic resumes can also be received and input through e-mail, commonly available World-Wide Web ("Web") browsers and PC-based kiosk stations. Skill Server retains an electronic image of the original resume as well as a text file which is made available for searching the candidate pool. Managers can conduct a comprehensive search of this candidate pool by using Candidate Finder before seeking candidates from external sources.

     Candidate Finder. The Company's Candidate Finder module provides users with a search capability to rapidly identify and rank qualified job candidates based upon skills criteria determined by the user, using the Company's extensive skills library and Verity's text search software. Candidate Finder presents users with an intuitive, flexible GUI for defining job requirements by clicking on relevant skills from the Company's extensive skills library and reviewing selected candidates' resumes and skills. Once a candidate is selected, Candidate Finder automatically initiates the staffing process in the Recruiting Workbench module.

     Recruiting Workbench. The Company's Recruiting Workbench, which provides database management and workflow functionality, automates the staffing process, including: requisition management for job openings, job advertising, candidate screening, interview scheduling, reference checking, correspondence, cost tracking and government compliance reporting. Recruiting Workbench is designed to guide users through each step in the staffing process. Activity history, current status and pending actions are displayed for each candidate. Integrated business rules and workflow processes help prevent common errors and delays which can often result in poor selection results and extended placement times. Recruiting Workbench also contains a report writer which allows users to generate management reports, including standard reports used to benchmark effectiveness or demonstrate compliance with Equal Employment Opportunity (EEO) requirements.

     RESUME READER FOR PEOPLESOFT

     The Company's open architecture, which accommodates integration with other HR software solutions, has allowed the Company to create a plug-in product that offers high volume resume-scanning, skills management and search capabilities to users of PeopleSoft's HRMS product. Resume Reader for PeopleSoft incorporates the Skill Server and Candidate Finder modules of Restrac Hire.

CUSTOMER SERVICES

     The Company believes that superior customer service and support are critical to customer satisfaction. As of September 30, 1996, the Company's customer service organization was led by a Vice President and included 55 total people who were assigned to one of four groups -- Account Management, Professional Services, Technical Support and Outsourced Services -- as well as administrative support personnel.

     Account Management. As of September 30, 1996, the Company had 7 Account Managers who were responsible for coordinating the corporate resources necessary to ensure customer satisfaction. An Account Manager is assigned to each new Restrac customer and oversees all aspects of the customer relationship. The Company believes that its Account Manager program has helped it establish a high degree of customer satisfaction.

     Professional Services. The Professional Services Group, which was comprised of 32 people as of September 30, 1996, manages system implementation, provides additional services such as process design and system tailoring and provides basic and advanced training both on-site during system implementation and at the Company's Corporate Training Center throughout the year. In order to ensure an effective and timely implementation, the implementation process is coordinated by a Restrac project manager. The customer's implementation cycle is typically less than three months, including hardware implementation and basic process reengineering.

     Technical Support. The Technical Support Group, which was comprised of 12 people as of September 30, 1996, provides daily assistance to customers with maintenance agreements through the Company's support help line. More than 95% of customers who have purchased the Company's client/server, Windows-based products since their introduction are currently under maintenance agreements. The Company provides support Monday through Friday from 8:00 a.m.-8:30 p.m. Eastern Time as well as 4:00 a.m.-8:00 a.m. Eastern Time to support the Company's European customers.

     Outsourced Services. Outsourced Services were introduced by the Company in July 1996 and, to date, consist primarily of scanning services provided principally through a partnership arrangement with ScanCenters of America. The Company plans to extend these services to include correspondence and other administrative tasks associated with the staffing process. Revenue associated with Outsourced Services through September 30, 1996 was not material.

TECHNOLOGY

     In 1993, the Company introduced Restrac Hire, the industry's first Windows-based client/server staffing system. The Company's Restrac Hire software is based on the Company's unique client/server development platform, which can accommodate changing customer needs and technical infrastructure, simplify the deployment of the Company's client/server software, and enable the rapid integration of leading edge technologies and other innovations. Key aspects of the Company's development platform are as follows:

     Development Toolset. The Company's development platform includes a unique application toolset which allows it to create and change its interfaces through high level "screen painting" rather than low level programming. This toolset also accommodates the creation and editing of business and workflow rules. Applications developed with the Company's toolset inherit its full functionality, including features critical to sophisticated, mission-critical, enterprise-wide applications. The Company also includes in its software a scaled-down version of the Company's application development tool, which allows customers to make interface changes to accommodate their specific staffing processes without compromising the integrity of the system.

     Data Model. The Company's software includes an open, flexible and extensible model for enterprise staffing that can operate in multiple standard SQL databases. The model incorporates the Company's expertise in staffing process modeling and allows for effective workflow and third-party integration.

     Centralized Administration and Security. The Company's development platform includes functionality for application deployment and version control, reducing costs through centralized management by allowing the application to be configured and updated automatically from a central location. The Company's products also include security features to control user access. Access to information and functionality is configured based on the user's login, allowing users to access their recruiting desktop from anywhere in the system and further securing against unauthorized access.

     Support for Heterogeneous Computing Environments. The Company's development platform is designed to enable applications developed on the platform to operate in diverse computing environments. The platform supports Microsoft Windows on the client as well as most leading relational databases (including Oracle, Microsoft SQLServer and Sybase) and server platforms (including Windows NT and many UNIX variants). The Company's products use the industry-standard TCP/IP protocol, which allows the Company to develop applications which operate over local area networks, wide area networks, intranets and the Internet.

     Advanced Technology Integration. The Company has designed its development platform to facilitate the integration of advanced technologies while insulating the user from the complexities associated with multiple interfaces, import/export utilities and switching between different applications. The Company's products take advantage of Verity's text search software, TASC's imaging technology and Caere's OCR technology.

PRODUCT DEVELOPMENT

     The Company believes that its future success will depend upon its ability to enhance its existing software and develop and introduce new products and functionalities which keep pace with rapid changes in the marketplace. The Company has made increasing investments in its engineering and quality groups to enhance product functionality, improve performance and expand the ability of its software to interoperate with third-party software. Research and development expenses totalled $2,341,000, $1,365,000, and $1,343,000, for fiscal years 1996,
1995, and 1994, respectively. While the Company expects that certain of its new products and functionalities will be developed internally, the Company may, based on timing and cost considerations, expand its product offerings through acquisitions or strategic relationships. Software products as complex as those currently under development by the Company are subject to frequent delays and there can be no assurance that the

Company will not encounter difficulties that could delay or prevent the successful and timely development, introduction and marketing of these potential new products.

     The Company is currently developing several potential new products and technologies, including capabilities which will enable organizations to deploy Restrac Hire over an intranet, with access provided by a standard Web browser or in conjunction with Lotus Notes. The Company plans to offer customers access to staffing solutions on a transaction-fee basis. Such transaction-fee offerings and other adaptations to the current products are intended to allow smaller organizations to take advantage of the Company's technologies without the associated infrastructure investment necessary to support a client/server application. The Company is currently undertaking development efforts to enable solutions in combination with the myriad of Internet-hosted pools of candidates that are continuing to emerge from sources such as Internet career sites, colleges and graduate schools and professional organizations. The Company is also planning to integrate foreign language capabilities into its products.

SALES AND MARKETING

     The Company currently markets its products and services through a direct sales force in North America and the United Kingdom and also markets its Resume Reader for PeopleSoft product through a joint marketing arrangement with PeopleSoft. The Company supports its sales force through comprehensive marketing programs which include telemarketing, public relations, direct mail, advertising, seminars, trade shows, ongoing customer communication programs and strategic relationships. While the sales cycle varies from customer to customer, it typically spans four to nine months from generation of a lead from one of these sources to execution of a license agreement. The Company's sales force is structured regionally and, as of September 30, 1996, included three area directors -- two domestic and one international. A third domestic area director was added October 1, 1996, increasing the total to four. The sales staff is managed through sales and service offices in Dedham, Massachusetts, Palo Alto, California and Reading, England and through sales personnel located in Chicago, Illinois, Dallas, Texas, Flemington, New Jersey and Atlanta, Georgia. As of September 30, 1996, the Company's sales and marketing organization consisted of 42 employees, including 16 sales representatives, several of whom were hired in the fourth quarter to fill territories established for fiscal 1997. Additional sales locations added after September 30, 1996 include Seattle, Washington, Denver, Colorado and Toronto, Ontario.

     Restrac seeks to build goodwill with its customers by playing an active role in its user community. Since 1994, the Company has hosted an annual Users Conference, a three-day event that provides an environment of extensive learning and peer networking. In addition, five user-hosted conferences are conducted annually, organized regionally into East, South, Midwest, West and UK user groups. The Company has also formed a Client Advisory Board to further guide product strategy.

CUSTOMERS

     Since the introduction of Restrac Hire in 1993, the Company has licensed its client/server, Windows-based staffing software to approximately 220 customers. Approximately 200 other organizations continue to license the Company's earlier DOS-based recruiting and succession planning products. Within these organizations, there are over 4,500 licensed users of the Company's products. Twenty-eight of the 50 most profitable U.S. companies cited in Fortune magazine's 1996 "Fortune 1000" report use the Company's software. In fiscal 1996, no customer accounted for more than 10% of the Company's total revenue.

     The following is a partial listing of the Company's customers as of September 30, 1996:

FINANCIAL SERVICES              HEALTHCARE/PHARMACEUTICALS      EMC
American Express                Abbott Laboratories             Genentech
Bank of America                 Baxter International            Hewlett-Packard
Banc One                        Bristol Myers Squibb            Intel
BankBoston                      Johnson & Johnson               Lucent Technologies
Fleet Bank                      The Mayo Clinic                 Lockheed
Merrill Lynch                   Memorial Sloan Kettering        Microsoft Corporation
M&T Bank                        PacifiCare                      Sequent Computers
Union Bank                      SmithKline Beecham              Stratus Computers
The World Bank                                                  U.S. Robotics Corporation
                                INSURANCE                       Vanstar
PUBLISHING/ENTERTAINMENT        Aetna Life and Casualty
Blockbuster Entertainment       Blue Cross/Blue Shield          CONSUMER
Conde Nast Publications         Cigna                           Anheuser-Busch
Gannett                         John Hancock                    British Airways Plc
The New York Times              Nationwide                      Campbell Soup Company
Paramount Pictures              Occidental Insurance            Canadian Tire
The Washington Post             Phoenix Home Life               Cargill
                                Prudential                      Delco
ENGINEERING/CONSULTING                                          Levi Strauss
Brown & Root                    TECHNOLOGY/COMMUNICATIONS       Mattel Toys
CH2M Hill                       AT&T                            Overnite Transportation
Logica                          Amdahl                          Reebok
Mason & Hanger                  The Boeing Company              Starbucks
Modern Engineering              British Telecom                 Toys R' Us
                                Cellular One                    the good guys!
                                Cray Computers

     Examples of how the Company's customers have used Restrac software successfully to address their needs are described below. The benefits achieved by these customers will not necessarily be achieved by every customer.

     Overnite Transportation, a Union-Pacific company, employs 15,000 workers in 44 states. Overnite's decentralized organizational structure and reliance on paper-based recruiting resulted in multiple redundant staffing efforts being conducted in different offices. Prior to implementing the Company's products, managers in the field would often initiate a new recruitment effort every time a position opened, incurring advertising, agency and administrative expenses that could have been avoided. Overnite implemented Restrac Hire at its corporate office in 1994. Since then, Overnite has reportedly streamlined its recruiting process, reduced advertising and relocation expenses by 20%, eliminated manual tabulation of government reporting data and cut agency fees by 80%, resulting in annual savings of $300,000 per year.

     Amdahl Corporation, a provider of hardware/software solutions and consulting services to help organizations achieve productivity improvements in information technology, employs more than 8,000 people worldwide. Amdahl's growing consulting business places demand on staffing to find specialized skills. In addition, a recent acquisition has added 2,000 employees to its current employee base. Amdahl replaced its previous resume scanning system with Restrac Hire in 1995, and has linked the Restrac product to its information systems infrastructure to allow for greater productivity and to assist in the integration of the additional employees.

     Logica plc, an international systems integrator with over 3,600 employees in 18 countries, implemented Restrac products in the United States, the United Kingdom and the Netherlands in 1995 to manage its global consulting business. Resumes are collected from offices throughout the world and consolidated to provide shared access for bidding on upcoming jobs and staffing projects for which Logica has been engaged. Logica also has used the Restrac system to direct projects to offices where the most appropriate skill sets exist to increase effectiveness and reduce expenses.

     Brown & Root, a worldwide engineering and construction company which employs 40,000 engineers, used Restrac Hire to identify and quickly deploy more than 1,000 engineers in connection with the U.S. Department of Defense's Bosnian recruitment effort. These engineers were needed to establish five military base camps in and around Tuzla. Brown & Root was able to compile a list of personnel with disparate skills such as telecommunications, construction, computer system management and armored vehicle maintenance.

STRATEGIC RELATIONSHIPS

     The Company has established a number of relationships both to leverage marketing channels and complementary technology and to meet customer demands for open, integrated, multi-vendor solutions. Strategic partners are categorized into three groups: Technology Partners, who provide the Company with innovative technologies that are integrated into the Company's products; Joint Marketing Partners, who provide the Company's customers with value-added software, consulting or other services that are complementary to the Company's software and services and that enable the Company's customers to better utilize the Company's software; and ConnecTeam Partners, who develop and deliver integrated products and/or services that are designed specifically for Restrac systems and for which the Company receives a royalty. Examples of the Company's strategic partners include:

     Verity, Inc. The Company's software incorporates the text search software tools developed by Verity, Inc., a Technology Partner, which allows Restrac clients to search through vast amounts of candidate and job data, delivering only the most relevant information directly to the desktop.

     PeopleSoft, Inc. PeopleSoft, Inc., a leading worldwide provider of human resource software, is a Joint Marketing Partner. In conjunction with the Company's sales force, PeopleSoft markets the Company's Resume Reader for PeopleSoft product, which integrates the Company's high-volume resume-scanning, skills management and search technology with PeopleSoft's HRMS product. The Company makes a royalty payment to PeopleSoft for each Resume Reader for PeopleSoft product licensed.

     The Monster Board. The Company has enhanced its software to allow users to directly post jobs and receive applications via Internet career sites. In conjunction with the development of this enhancement, the Company has entered into a strategic relationship with The Monster Board, one of the largest Internet career sites, pursuant to which the Company will receive a portion of the fees paid to The Monster Board in connection with such postings.

     ESSENSE Systems, Inc. ESSENSE Systems, Inc., a Restrac ConnecTeam Partner, has developed a suite of kiosk and interactive voice response self-service applications called Restrac ExprESS, which are specifically designed to operate with the Company's software. Through the use of its advanced development environment and server system and Edify Corporation's interactive voice response technology, ESSENSE offers a complete multi-platform self-service solution for Restrac customers, including desktop PC, kiosk and touch-tone telephone.

COMPETITION

     The marketplace for staffing solutions is intensely competitive and is rapidly changing. The Company encounters direct competition from a number of companies providing human resource staffing solutions, including (i) other human resource staffing software companies, (ii) providers of general human resource information systems, (iii) agencies providing or sourcing full-time, contract and temporary labor, (iv) information systems departments of potential prospects that develop custom software, and (v) providers of other client/server application software or document management systems.

     The Company's primary direct competitor is Resumix, Inc., which was acquired by Ceridian, Inc. in 1995. The Company also competes directly against other providers of human resource staffing software, most of which are small privately held companies providing less functional products at lower prices. In addition, vendors of general human resource information systems generally include applicant tracking modules in their offerings which can compete with the Company's products. Moreover, there can be no assurance that such vendors will not develop and market products in direct competition with the Company. Some of the Company's current and many of the Company's potential competitors, including PeopleSoft, IBM and many other providers of general human resource information systems, are large, publicly traded organizations with long operating histories and access to significantly greater financial, technical, marketing and other resources. As a result, they may be able to respond to market changes, emerging technologies or changes in customer requirements more rapidly and devote more resources to the development, marketing and sales of their products than the Company. Competition may increase from new market entrants (particularly if the market for automated staffing solutions continues to develop) or through consolidations in the software industry and/or cooperative relationships among companies or with third parties.

     The Company believes that the principal competitive factors affecting its market include product functionality, breadth, ease of use, scalability and flexibility, integration and interoperability with standard platforms and operating systems and other software products, price, product reputation, customer service and support, sales and marketing effectiveness and company reputation. Although the Company believes it competes favorably with respect to such factors, there can be no assurance that the Company can maintain this position against current and potential competitors.

INTELLECTUAL PROPERTY

     The Company relies on a combination of copyright and trade secret laws, employee and third-party non-disclosure agreements and other methods to protect its proprietary rights. The Company believes that, due to the rapid pace of technological innovation within its industry, the Company's ability to establish and maintain a position of technology leadership in the industry is dependent more upon the skills of its development personnel and its existing skills library than upon the legal protections afforded its existing technology.

     The Company's success is dependent in part upon its proprietary software. There can be no assurance that the Company's agreements with employees, consultants and others who participate in the development of its software will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known. Furthermore, there can be no assurance that the measures taken by the Company to protect its proprietary rights will be adequate to prevent misappropriation of its technology or independent development by others of similar technology.

     The Company is not aware of any patent infringement charge or any violation of other proprietary rights claimed by any third party relating to the Company or the Company's products. However, the computer technology market is characterized by frequent and substantial intellectual property litigation. Intellectual property litigation is complex and expensive, and the outcome of such litigation is difficult to predict.

     The Company relies on Verity for text search software, TASC for image compression and Caere for OCR technology. The Company's success will depend in part on its continued ability to obtain and use licensed technology that is important to the functionality of its products. An inability to continue to procure or use such technology would likely have a material adverse effect on the Company's business, financial condition and operating results.

EMPLOYEES

     As of September 30, 1996, the Company had 147 full time employees consisting of 42 in sales and marketing, 29 in product development, 55 in client services and 21 in corporate operations. The Company's employees are not represented by any collective bargaining organizations, and the Company has never experienced any work stoppages. The Company considers its relations with its employees to be good.

EXECUTIVE OFFICERS AND DIRECTORS

                NAME             AGE                         POSITION
                ----             ---                         --------
Lars D. Perkins................  37      President, Chief Executive Officer and
                                         Chairman of the Board
Michael L. Amato...............  39      Vice President of Client Services
Charles A. Borwick.............  34      Vice President of Marketing
Raymond M. Desrochers..........  29      Vice President of Product Development & Quality
Cynthia G. Eades...............  40      Chief Financial Officer, Vice President of
                                         Finance and Treasurer
Martin J. Fahey................  42      Vice President and Chief Operating Officer
Thomas J. McCarthy III.........  34      Vice President of Sales
Robert J. Perry................  39      Vice President of Marketing
Rachael T. Shanahan............  30      Vice President of Business Development,
                                         General Counsel and Secretary
Russell J. Campanello..........  40      Director
A. Bruce Johnston..............  37      Director
J. Paul Costello...............  57      Director

     Lars D. Perkins, co-founder of the Company, has served as President, Chief Executive Officer and Chairman of the Board of the Company since 1986.

     Michael L. Amato has been the Company's Vice President of Client Services since November 1994. From November 1988 to October 1994, Mr. Amato was Area Manager for the Northeast Region of Innovative Information Systems, Inc., a client/server systems integration company.

     Charles A. Borwick was elected Vice President of Marketing of the Company in October 1995. From August 1993 to September 1995, Mr. Borwick served as the Company's Vice President of Business Development; from June 1992 to July 1993, he served as its Vice President of Client Services; and from January 1991 to May 1992, he served as Vice President of the Company's SuccessPlan product line. In July 1996, Mr. Borwick began transitioning responsibility for the Company's marketing organization to Martin J. Fahey, the Company's Chief Operating Officer. Mr. Borwick resigned from the Company effective December 31, 1996.

     Raymond M. Desrochers was elected Vice President of Product Development and Quality of the Company in October 1995. From April 1995 to October 1995, he served as the Company's Director of Product Development and from October 1994 to March 1995, he served as the Company's Manager of Software Development. Mr. Desrochers was a senior software engineer for the Company from July 1992 to September 1994. Prior to joining the Company in July 1992, he had been Software Project Manager for New England Business Service, Inc., a company that provides accounting software solutions to both small and medium-sized businesses, from October 1991 to June 1992.

     Cynthia G. Eades joined the Company as Chief Financial Officer, Vice President of Finance and Treasurer in December 1994. From February 1993 to February 1994, she was Vice President and

Chief Financial Officer of Virtual World Entertainment, a developer and operator of virtual reality entertainment centers. Prior to such time, Ms. Eades was employed by Dun & Bradstreet Software Services, Inc., a business applications software company, as Controller from October 1991 to February 1993 and Director of Finance from June 1990 to October 1991. Ms. Eades is a Certified Public Accountant and was employed by Price Waterhouse from June 1978 to June 1990.

     Martin J. Fahey joined the Company as Vice President and Chief Operating Officer in May 1996. From January 1995 to May 1996, Mr. Fahey was an independent consultant. From July 1991 to December 1994, he was Chief Executive Officer of Vertigo Development, a multimedia company which Mr. Fahey co-founded. Mr. Fahey was employed by Lotus Development Corporation, a software company, from January 1983 to June 1991, most recently as the Director of Spreadsheet Marketing. He had previously served as the General Manager of the OS/2 Spreadsheet Group, Director of Investor Relations, and Program Manager for the Advanced Products Division.

     Thomas J. McCarthy III joined the Company as Vice President of Sales in February 1995. From October 1994 to January 1995, Mr. McCarthy was Vice President and General Manager of Padcom Inc., a clinical studies software company, where he was responsible for all North American operations. Prior to joining Padcom, Mr. McCarthy had been employed by Software 2000, Inc., a business applications software company, as a regional manager from May 1993 to September 1994, a district manager from September 1992 to April 1993 and an account executive from January 1992 to August 1992. Mr. McCarthy was an account executive at Dun & Bradstreet Software Services, Inc., a business applications software company, from December 1989 to December 1991.

     Robert J. Perry assumed operational responsibility for the marketing organization in November, 1996 and was elected to the office of Vice President, Marketing effective as of January 1, 1997. Mr. Perry joined the Company in May 1996 as Director of Product Management. From November 1995 through May 1996, Mr. Perry was an independent marketing and product management consultant. From October 1983 to November 1995 Mr. Perry was employed by Lotus Development Corporation most recently as Director of Advanced Corporate Technology Liaisons. He had previously served as Director of Product Management for Notes, Director of Product Management for Graphical Spreadsheets and Group Product Manager for Spreadsheets.

     Rachael T. Shanahan was elected Vice President of Business Development of the Company in October 1995 and has served as the Company's Secretary since January 1994 and its General Counsel since August 1993. Prior to such time, she had been the Company's Contract Administrator/Legal Assistant since December 1990. Ms. Shanahan first joined the Company in 1988 as a systems specialist.

     Russell Campanello was elected as a director of the Company in October 1994. He has been Vice President of Human Development and Organizational Productivity at Nets Inc., (formerly Industry.Net) a facilitator of electronic commerce on the Internet, since February 1996. Prior to joining Nets Inc., Mr. Campanello spent eight years as the Vice President of Human Resources of Lotus Development Corporation.

     A. Bruce Johnston was elected as a director of the Company in January 1994. Since January 1996, Mr. Johnston has been a Principal of TA Associates, Inc., a private equity firm. From June 1992 to January 1996, Mr. Johnston was a Vice President of TA Associates. Prior to such time, Mr. Johnston was a General Manager of Lotus Development Corporation from June 1988 to June 1992. Mr. Johnston also serves on the Boards of Directors of Expert Software, Inc. and Trident International, Inc., both NASDAQ-traded public companies, as well as on the Boards of Directors of several private companies.

     J. Paul Costello, co-founder of the Company and member of the Board of Directors of the Company since its founding. Mr. Costello has served as President of J. Paul Costello Associates, Inc., a consulting company, since 1969 and of Costello & Company, Inc., a contract recruiting company, since 1979. In December 1992, he also was named President of Corporate Staffing

Center, Inc., a provider of outsourced staffing services to large corporate clients. Mr. Costello has been a human resource management consultant for over thirty years.

ITEM 2.  PROPERTIES

     The Company's corporate headquarters are currently located in Dedham, Massachusetts, where it occupies approximately 24,000 square feet of office space under a lease expiring in December 1996 . The Company has regional sales and service offices on the West Coast and in the United Kingdom. The Company occupies approximately 2,200 square feet of office space in Palo Alto, California under a lease expiring in September 1997 and 400 square feet of office space in Reading, England under a lease expiring in October 1997. The Company also leases office space for its sales representatives in Chicago, Dallas, Atlanta and Toronto, Ontario. During November 1996 the Company entered into new leases for its corporate headquarters and for its Chicago office. The new headquarters lease is for approximately 60,000 square feet of office space located in Lexington, Massachusetts under a lease expiring in December 2003. The expected move date is February 1997. The new Chicago lease is for approximately 5,500 square feet of office space under a lease expiring in February 2002. The Company is also currently pursuing a new lease to expand its West Coast office.

ITEM 3.  LEGAL PROCEEDINGS

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     Not Applicable.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND
        RELATED STOCKHOLDER MATTERS

MARKET PRICE OF COMMON STOCK

     The Company's common stock (NASDAQ symbol RTRK) began trading publicly in the over-the-counter market through the NASDAQ National Market System on July 23, 1996. The following table sets forth, for the period indicated, the high and low closing prices of the common stock as reported on the NASDAQ National Market System. These prices do not include retail markups, markdowns, or commissions.

                               Common Stock Price

                  FISCAL YEAR ENDED SEPTEMBER 30, 1996                      HIGH       LOW
-------------------------------------------------------------------------  ------     ------
Fourth Quarter (July 23, 1996-September 30, 1996)........................  $21.00     $10.00

HOLDERS OF COMMON STOCK

     The closing sale price of the Common Stock on September 30, 1996 was $18.75.

     As of December 19, 1996, there were approximately 52 shareholders of record of the Company's Common Stock and 7,894,936 shares of common stock outstanding. On December 19, 1996 the closing price reported on the NASDAQ National Market System for the Common Stock was $5.125.

     The market price of the Company's Common Stock has fluctuated significantly and is subject to significant fluctuations in the future.

DIVIDEND POLICY

     Common Stock. The Company has never paid any cash dividends on the Common Stock and does not anticipate paying such dividends in the foreseeable future. The Company intends to retain any future earnings for use in the Company's business. The payment of any future dividends will be determined by the Board of Directors in light of conditions then existing, including the Company's financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board of Directors.

     Redeemable Convertible Preferred Stock. Upon closing of the initial public offering of common stock, accumulated dividends of $568,526 remained outstanding and were included in accrued expenses at September 30, 1996. In October 1996, the Company paid these dividends to the preferred shareholders. During July 1996, as a result of the public offering the 556,155 shares of Preferred Stock were automatically converted into 2,502,696 shares of common stock.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The selected financial data set forth below with respect to the Company's statements of operations for the three fiscal years ended September 30, 1994, 1995 and 1996 and the balance sheets at September 30, 1995 and 1996 are derived from the financial statements of the Company included elsewhere in this Form
10-K. The data set forth below should be read in conjunction with "Management's
Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and Notes thereto included elsewhere in this Form 10-K.


                                                         FISCAL YEAR ENDED SEPTEMBER 30,
                                                   --------------------------------------------
                                                    1992     1993     1994     1995      1996
                                                   ------   ------   ------   -------   -------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
  Revenue:
     Product revenue.............................  $2,365   $3,776   $6,816   $10,024   $13,265
     Services revenue............................   1,514    1,894    2,921     4,990     8,327
                                                   ------   ------   ------   -------   -------
          Total revenue..........................   3,879    5,670    9,737    15,014    21,592
                                                   ------   ------   ------   -------   -------
  Cost of revenue:
     Product revenue.............................     325      719    1,350     1,425     1,485
     Services revenue............................     746    1,362    1,589     2,984     4,827
                                                   ------   ------   ------   -------   -------
          Total cost of revenue..................   1,071    2,081    2,939     4,409     6,312
                                                   ------   ------   ------   -------   -------
  Gross margin...................................   2,808    3,589    6,798    10,605    15,280
                                                   ------   ------   ------   -------   -------
  Operating expenses:
     Research and development....................     515      674    1,343     1,365     2,341
     Sales and marketing.........................   1,145    1,553    3,335     5,978     8,004
     General and administrative..................   1,094    1,190    1,249     1,714     2,610
     Non-recurring charge........................      --       --       --     1,011        --
                                                   ------   ------   ------   -------   -------
          Total operating expenses...............   2,754    3,417    5,927    10,068    12,955
                                                   ------   ------   ------   -------   -------
  Income from operations.........................      54      172      871       537     2,325
  Other income (expense), net....................     (26)      24       73       138       326
                                                   ------   ------   ------   -------   -------
  Income before provision for income taxes.......      28      196      944       675     2,651
  Provision for income taxes.....................      15      107      338       274     1,167
                                                   ------   ------   ------   -------   -------
  Net income.....................................  $   13   $   89   $  606   $   401   $ 1,484
                                                   ------   ------   ------   -------   -------
  Pro forma net income per common and common
     equivalent share............................                             $   .06   $   .21
                                                                              -------   -------
  Pro forma weighted average number of common and
     common equivalent shares outstanding........                               6,949     7,212
                                                                              =======   =======

                                                         FISCAL YEAR ENDED SEPTEMBER 30,
                                                   --------------------------------------------
                                                    1992     1993     1994     1995      1996
                                                   ------   ------   ------   -------   -------
                                                                  (IN THOUSANDS)
Balance Sheet Data:
  Cash and cash equivalents......................  $  272   $  200   $2,735    $2,967   $20,368
  Working capital................................    (227)    (315)   2,466     2,079    17,418
  Total assets...................................   1,616    2,609    6,150     9,139    26,310
  Total liabilities..............................   1,587    2,430    6,629     9,498     7,337
  Stockholders' equity (deficit).................      29      179     (479)     (359)   18,973

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company's products and the markets it serves have evolved and expanded in concert with the rapid advancements in technology and the elevated focus on human resource management. From its inception in 1982 through the first half of fiscal 1993, the Company's product revenue consisted primarily of DOS-based applicant tracking and succession planning systems. In June 1993, the Company introduced a new generation of Windows-based, client/server staffing software, which incorporates high-volume resume-scanning, skills management and search capabilities.

     From its inception through fiscal 1993, the Company was essentially self-financed. In January 1994, the Company raised approximately $3.2 million in net proceeds from a preferred equity financing from various venture capital funds, of which approximately $800,000 was used to redeem certain outstanding shares of Common Stock. In July 1996, the Company successfully completed an initial public offering of its common stock raising approximately $14.5 million in net proceeds.

     At September 30, 1996 the Company had approximately 420 licensed customers, approximately 220 of which were using its client/server, Windows-based software. Prior to fiscal 1995, the Company focused primarily on the North American market. To date, revenue from outside of North America has not exceeded 4% of total revenue for any fiscal year.

     Total revenue consists of product revenue and services revenue. In recent years, product revenue has represented approximately 60-70% of total revenue, with services revenue accounting for approximately 30-40%. Product revenue is primarily derived from perpetual end-user licenses to use the Company's products. Through September 30, 1995, the Company's product revenue included revenue from the resale of third-party scanning hardware. In October 1995, the Company effectively stopped serving as a reseller of hardware. Scanning hardware resale revenue represented 11%, 21% and 3% of total product revenue for fiscal 1994, 1995, and 1996, respectively. Royalty income is also included in product revenue and accounted for less than 1% of total product revenue in all periods presented except for fiscal 1994 when it was 4%. Royalty income consisted primarily of royalties paid to the Company by PeopleSoft, Inc., in connection with PeopleSoft's distribution of one of the Company's software products. The relationship was restructured so that for periods subsequent to fiscal 1994, the product is licensed to PeopleSoft customers directly by the Company, and the Company makes royalty payments to, rather than receiving royalty payments from, PeopleSoft. Services revenue consists of revenue from product support and maintenance and installation, training and consulting services.

     Product revenue is recognized upon delivery, provided there are no significant Company obligations remaining and collectibility is probable. Prior to fiscal 1994, the Company recognized product revenue upon installation rather than delivery, as its then current product releases required extensive customization subsequent to delivery. Fiscal 1994 product revenue included $1,262,000 in software license fees for products delivered in fiscal 1993 but for which revenue was deferred until installation under this former business practice. Revenue from product support and maintenance contracts is recognized ratably over the applicable 12-month maintenance period. Since October 1, 1995, the Company has included first year maintenance with the purchase of a system license; however, for accounting purposes, 15% of the software license fee is treated as a maintenance fee and is recognized ratably over the 12-month maintenance period. Services revenue from installation, training and consulting is recognized as the related services are performed. Deferred revenue represents cash received by the Company in advance of product delivery or service performance.

     In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, the Company is required to capitalize software development costs incurred after the establishment of the technological feasibility of a project. Generally, the Company's products are released soon after technological feasibility has been established. Conse-quently, the Company has not capitalized any software development costs since costs qualifying for capitalization have not been material.

     During November 1996 the Company entered into new leases for its corporate headquarters and its Chicago office. The Company is also currently pursuing a new lease to expand its West Coast office. The direct increase in facilities costs associated with these leases will approximate $1.4 million per year as compared to fiscal 1996. The increase for fiscal 1997 will approximate $1.0 million. Facilities costs are allocated among income statement expense categories based principally on functional headcount.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of total revenue represented by each item reflected in the Company's Statements of Income.


                                                                       FISCAL YEAR ENDED
                                                                     ----------------------
                                                                         SEPTEMBER 30,
                                                                     ----------------------
    AS A PERCENTAGE OF TOTAL REVENUE:                                1994     1995     1996
    ---------------------------------                                ----     ----     ----
    Revenue:
      Product revenue..............................................   70%      67%      61%
      Services revenue.............................................   30       33       39
                                                                     ---      ---      ---
              Total revenue........................................  100      100      100
                                                                     ---      ---      ---
    Cost of revenue:
      Product revenue..............................................   14        9        7
      Services revenue.............................................   16       20       22
                                                                     ---      ---      ---
              Total cost of revenue................................   30       29       29
                                                                     ---      ---      ---
    Gross margin...................................................   70       71       71
                                                                     ---      ---      ---
    Operating expenses:
      Research and development.....................................   14        9       11
      Sales and marketing..........................................   34       40       37
      General and administrative...................................   13       11       12
      Non-recurring charge.........................................   --        7       --
                                                                     ---      ---      ---
              Total operating expenses.............................   61       67       60
                                                                     ---      ---      ---
    Income from operations.........................................    9        4       11
    Other income, net..............................................    1        1        2
                                                                     ---      ---      ---
    Income before provision for income taxes.......................   10        5       13
    Provision for income taxes.....................................    4        2        6
                                                                     ---      ---      ---
    Net income.....................................................    6%       3%       7%
                                                                     ===      ===      ===

FISCAL 1996 COMPARED TO FISCAL 1995

     REVENUE

     Product Revenue. Product revenue increased 32% to $13,265,000 for fiscal 1996 from $10,024,000 for fiscal 1995. Approximately 57% of the growth in product revenue was attributable to the purchase of additional user licenses by existing customers, demonstrating the natural progression of the Company's client/server Windows installed base. Many customers initially deploy the product on a selective, divisional or business unit basis and later license additional users. For fiscal 1996, sales to existing customers represented approximately 26% of total software licenses as compared to 11% in fiscal 1995, while the number of new systems licensed decreased from 100 in fiscal 1995 to 71 in fiscal 1996. The remainder of the increase in product revenue for 1996 was attributable to a combination of price increases and a greater number of licensed users per system. Product revenue represented 61% of total revenue for fiscal year 1996 as compared to 67% in fiscal 1995 and 70% in fiscal 1994. Enhancements to services revenue offerings account for this change in mix. Management does not expect the product/service revenue mix for fiscal year 1997 to vary significantly from 1996.

     Services Revenue. Services revenue increased 67% to $8,327,000 for fiscal 1996 from $4,990,000 for fiscal 1995. Installation, training and consulting services accounted for approximately $1,700,000, or 51%, of this increase, with the remainder attributable to increased maintenance revenue. Throughout fiscal 1995, the Company significantly enhanced its service offerings, adding project management and standardized training and education programs. These enhancements, combined with a higher number of larger implementations and price increases, resulted in a 90% increase in average services revenue per system license in fiscal 1996. Maintenance revenue increased approximately 66% for fiscal 1996 as compared to 1995 due to the increase in the installed base of client/server, Windows-based customers. While the Company no longer enhances its legacy DOS solutions and a number of DOS customers have elected not to renew their maintenance contracts, the relative dollar value of such annual maintenance contracts is significantly lower than for client/server, Windows-based customers.

     COST OF REVENUE

     Cost of Product Revenue. Cost of product revenue includes third-party hardware costs, royalty payments for third-party software embedded in the Company's products, royalty payments to PeopleSoft, Inc. (beginning in fiscal
1995) and costs of documentation and shipping. Cost of product revenue increased 4% to $1,485,000 for fiscal 1996 from $1,425,000 for fiscal 1995. Cost of product revenue decreased as a percentage of product revenue to approximately 11% for 1996 from approximately 14% for 1995. This percentage decrease is primarily attributable to the Company's decision to discontinue reselling scanning hardware, which represented 58% of cost of product revenue for fiscal 1995. This reduction was partially offset by the increase in royalty payments to PeopleSoft resulting from a proportional increase in sales of Resume Reader for PeopleSoft during 1996.

     Cost of Services Revenue. Cost of services revenue includes royalty payments for third-party hardware and software maintenance and all costs of maintaining the client services organization, including salaries and personnel-related expenses, travel, outside consulting services and facilities costs. Cost of services revenue increased 62% to $4,827,000 for fiscal 1996 from $2,984,000 for fiscal 1995. Cost of services revenue decreased as a percentage of services revenue to 58% for 1996 from 60% for 1995. The absolute dollar increase was due largely to increased service personnel, including the addition of a dedicated customer account management group and overhead costs associated with a training facility at the Company's corporate headquarters that was opened in June 1995. Increased services revenue offset the impact of these costs as a percentage of revenue.

     OPERATING EXPENSES

     Research and Development. Research and development expenses include all costs associated with the product engineering and quality functions, including salaries and personnel-related expenses, travel, outside consulting services and facilities costs. Research and development expenses increased 72% to $2,341,000 for fiscal 1996 from $1,365,000 for fiscal 1995. As a percentage of total revenue, research and development expenses increased to 11% for fiscal 1996 from 9% for 1995. The increase in total expenses was largely attributable to an increase in personnel and in consulting costs. The development organization grew from 17 employees at the end of fiscal 1995 to 29 employees at the end of fiscal 1996. The absolute dollar amount of research and development expenses is expected to increase significantly in fiscal 1997 due to costs associated with the expansion of the development organization and other costs relating to the Company's new product and service initiatives.

     Sales and Marketing. Sales and marketing expenses include promotional costs and trade shows and costs associated with personnel involved in sales and marketing functions, including salaries, commissions and other personnel-related expenses, travel, outside consulting services and facilities costs. Sales and marketing expenses increased 34% to $8,004,000 for fiscal 1996 from $5,978,000 for fiscal 1995. As a percentage of total revenue, sales and marketing expenses were 37% for 1996 and 40% for 1995. Approximately 25% of the dollar increase related to increased marketing program costs in support of the Company's sales efforts. The remainder was largely attributable to increases in the number of sales and marketing personnel. Continued increases in sales and marketing expenses are expected, generally in proportion to increases in revenue. Management may, however, determine that additional costs are necessary to promote its new product and service initiatives.

     General and Administrative. General and administrative expenses consist principally of costs for corporate operations personnel (executive, finance and accounting, information technology, human resources, legal and administrative), professional fees and other general corporate expenses. General and administrative expenses increased 52% to $2,610,000 for fiscal 1996 from $1,714,000 for fiscal 1995. As a percentage of total revenue, general and administrative expenses were 12% for fiscal 1996 and 11% for fiscal 1995. These increases were principally due to personnel increases to support the Company's growth and infrastructure. Similar increases are expected to continue.

     OTHER INCOME, NET

     Other income consists primarily of interest income from cash and cash equivalents. The Company generally invests its cash balances in interest-bearing, investment grade securities. Other income increased 136% to $326,000 for fiscal 1996 from $138,000 for fiscal 1995, due to an increase in average funds available for investment resulting principally from the Company's initial public offering.

     PROVISION FOR INCOME TAXES

     The Company's effective tax rate increased to 44% for 1996 from 41% for 1995 due primarily to equity related compensation not benefited for financial statement purposes. The effective tax rate is expected to decrease in fiscal 1997.

FISCAL 1995 COMPARED TO FISCAL 1994

     REVENUE

     Product Revenue. Product revenue increased 47% to $10,024,000 for fiscal 1995 from $6,816,000 for fiscal 1994. The increase would have been 80%, after deducting $1,262,000 in fiscal 1994 product revenue resulting from recognizing revenue upon shipment rather than upon installation. The increase in fiscal 1995 product revenue was due principally to an increase in the number of systems licensed and the number of licensed users per system. The Company experienced a 40% increase in the number of new systems licensed in fiscal 1995, due largely to the growth of the sales force, which provided broader and deeper geographical coverage, and to increased acceptance of its principal product, Restrac Hire.

     Services Revenue. Services revenue increased 71% to $4,990,000 for fiscal 1995 from $2,921,000 for fiscal 1994. Approximately half of the services revenue increase was attributable to greater revenue for installation, training and consulting, with the remaining half associated with increased maintenance revenue. These increases resulted from the expansion of the client services organization to service the new accounts and from the growing installed customer base.

     COST OF REVENUE

     Cost of Product Revenue. Cost of product revenue increased 6% to $1,425,000 for fiscal 1995 from $1,350,000 for fiscal 1994. The cost of product revenue decreased as a percentage of product revenue to 14% in fiscal 1995 from 20% in fiscal 1994 primarily due to low-margin scanning hardware becoming a proportionately lower component of total product revenue. Customers can generally operate one scanning station for an unlimited number of users. Consequently, as the average number of licensed users increased, the hardware needs of customers and, therefore, hardware revenue remained relatively constant. In addition, more customers purchased scanning hardware directly rather than through the Company as the ease of use and reliability of this technology was enhanced over time. The Company discontinued reselling scanning hardware in October 1995.

     Cost of Services Revenue. Cost of services revenue increased 88% to $2,984,000 for fiscal 1995 from $1,589,000 for fiscal 1994. The cost of services revenue also increased as a percentage of services revenue to 60% in fiscal 1995 from 54% in fiscal 1994. Personnel increases accounted for a substantial portion of these increases. The client services staff increased to 46 at September 30, 1995 from 28 employees at September 30, 1994. Cost of services revenue for fiscal 1995 also included overhead costs associated with a training facility at the Company's corporate headquarters that was opened in June 1995.

     OPERATING EXPENSES

     Research and Development. Research and development expenses increased 2% to $1,365,000 for fiscal 1995 from $1,343,000 for fiscal 1994. As a percentage of total revenue, research and development expenses decreased to 9% for fiscal 1995 from 14% for fiscal 1994. While the development organization grew from 10 employees at the end of fiscal 1994 to 17 employees at the end of fiscal 1995, the relatively flat level of expenses and reduction in costs as a percentage of revenue was attributable in part to expenses related to beta testing performed by client services personnel in fiscal 1994 which were charged to research and development expense. In fiscal 1995, these services were performed by product development personnel.

     Sales and Marketing. Sales and marketing expenses increased 79% to $5,978,000 for fiscal 1995 from $3,336,000 for fiscal 1994. As a percentage of total revenue, sales and marketing expenses increased to 40% for fiscal 1995 from 34% for fiscal 1994. These increases were largely attributed to increases in the number of sales and marketing personnel, which increased from 22 employees at the end of fiscal 1994 to 38 employees at the end of fiscal 1995, and increases in commissions as a result of higher revenue. The Company also increased its participation in trade shows, seminars and other promotional activities. In addition, the Company positioned sales personnel in Sacramento, Chicago, Dallas and Orlando (now Atlanta) in fiscal 1995, and the Palo Alto office, which opened in fiscal 1993, was also expanded in fiscal 1995.

     General and Administrative. General and administrative expenses increased 37% to $1,714,000 for fiscal 1995 from $1,249,000 for fiscal 1994. As a percentage of total revenue, general and administrative expenses decreased to 11% in fiscal 1995 from 13% in fiscal 1994. To support the Company's growth and infrastructure, the corporate operations staff increased from 13 employees at the end of fiscal 1994 to 20 employees at the end of fiscal 1995.

     Non-recurring Charge. On January 1, 1991, the Company acquired certain of the assets of Borwick International, Inc., an international consulting firm which developed and marketed related software known as SuccessPlan. As part of this 1991 agreement, Borwick International was granted the exclusive right to distribute SuccessPlan outside of North America, and the Company was prohibited from selling any competitive products in these territories. On September 30, 1995, the Company entered into an agreement that terminated the remaining distribution rights of Borwick International to SuccessPlan and removed any restrictions on the Company's ability to sell competitive products. The process of succession planning is in transition; thus the Company's succession planning product strategy is in flux. The Company's evolving line of staffing products may incorporate certain elements that could be construed as succession planning under a broad interpretation of the 1991 agreement. Accordingly, the Company believed that removal of these restrictions was necessary. As a result of the September 1995 agreement, the Company recorded a non-recurring charge to operations of $1,010,952 in fiscal 1995, representing the present value of payments made and payable under the terms of this agreement. The Company does not have a succession planning product which is suitably responsive to the international market. In addition, the Company lacks the internal infrastructure and established distribution channels necessary to license and support such products outside of North America. Based on the minimal current and anticipated cash flows from succession planning products, any intangible asset recorded would be deemed to be non-recoverable and require recognition of an impairment loss in accordance with SFAS No. 121. Accordingly, the cost of the distribution rights was charged to operations, as management believes that the realizability of such cost is uncertain. The Company also executed a Finder's Fee and Non-Competition Agreement with Irving P. Borwick, a principal of Borwick International, in conjunction with the September 1995 termination agreement. Although the Company wished to ensure that Borwick International and Irving P. Borwick would not compete with the Company, neither was viewed as a serious competitive threat. Accordingly, the stated amounts in the non-competition agreement were not deemed to reflect their overall value to the Company and were included in the total ascribed to the termination of distribution rights.

     OTHER INCOME, NET

     Other income increased 89% to $138,000 in fiscal 1995 from $73,000 in fiscal 1994, due to an increase in average funds available for investment.

     PROVISION FOR INCOME TAXES

     The Company's effective tax rate increased to 40.6% in fiscal 1995 from 35.9% in fiscal 1994. This increase was attributable to the utilization of research and development tax credits in fiscal 1994. The Company had a valuation allowance of $258,550 and $171,672 against its gross deferred tax asset at September 30, 1994 and 1995, respectively. The valuation allowance at September 30, 1994 and 1995 was established due to management's estimate that it was more likely than not that a benefit of certain deferred tax assets would not be realized in the future. In assessing the realizability of these assets at September 30, 1994, management took into consideration historical levels of taxable income, the volatile nature of the industry in which it competes and the potential levels of future taxable income. At September 30, 1995, the valuation allowance related specifically to the buyout of distribution rights.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has primarily financed its operations and capital expenditures through internally generated cash flow. Additional financing which has been secured by the Company includes $3.2 million of net proceeds from the issuance of Convertible Preferred Stock in January 1994 and $14.5 million of net proceeds from the Company's initial public offering in July 1996.

     The Company generated cash from operations of $3,798,000, $1,414,000 and $679,000 for fiscal 1996, 1995 and 1994, respectively. Cash and cash equivalents were approximately $20.4 million and $3.0 million at September 30, 1996 and 1995, respectively. In 1995, the Company experienced significant growth in accounts receivable, accompanying increased revenue volume. While revenue continued to increase in 1996, favorable collection experience resulted in minimal net change in the accounts receivable balance at September 30, 1996 as compared to September 30, 1995 and in an increase in net cash provided by operating activities. Deferred revenue increased for fiscal 1996 and 1995, representing cash received on contracts pending delivery of product or performance of services. Accrued expenses reflected significant increases for fiscal 1996 due to general corporate growth and the increased expense base commensurate with that growth, and for 1995 due to bonuses and commissions associated with the increased sales volume and employee base.

     Investing activities have consisted principally of the acquisition of property and equipment, most notably computer and networking equipment to support the growing employee base and corporate infrastructure. The Company expects to continue its purchases of property and equipment as part of its infrastructure growth.

     There have been several notable financing activities by the Company. In January 1994, the Company generated $3.2 million of net proceeds from the issuance of Convertible Preferred Stock and subsequently repurchased 607,500 shares of Common Stock at $1.32 per share or an aggregate price of approximately $800,000. In November 1995, the Company repurchased 56,900 shares of Common Stock for $2.00 per share or an aggregate purchase price of $113,799. In July 1996 the Company, through its initial public offering sold 1,500,000 shares of Common Stock at $11.00 per share which generated proceeds, net of the expenses of the offering, of $14.5 million.

     The Company had available a bank revolving line of credit. Borrowings outstanding under the line were limited to the lesser of $1 million or 70% of eligible accounts receivable, as defined, bore interest at the bank's corporate base rate plus 1% and were collateralized by all corporate assets. There were no borrowings outstanding as of September 30, 1996 or as of September 30, 1995. This revolving line of credit was cancelled by the Company in November 1996.

     To date, the Company has not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. Cash has been, and the Company contemplates that it will continue to be, invested in interest-bearing, investment grade securities.

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

     The Company believes that its current cash balances and cash provided by future operations will be sufficient to meet its working capital and anticipated capital expenditure requirements for at least the next twelve months. Although operating activities may provide cash in certain periods, to the extent the Company experiences growth in the future, its operating and investing activities may use cash. Consequently, any such future growth may require the Company to obtain additional equity or debt financing.

FACTORS AFFECTING FUTURE OPERATING RESULTS

     Statements made or incorporated in this Form 10-K include a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking statements include, without limitation, statements containing the words "Anticipates", "Believes", "Expects", "Intends", "Future", and words of similar import which express management's belief, expectations or intentions regarding the Company's future performance. The Company's actual results could differ materially from its historical operating results and from those set forth in the forward-looking statements and may fluctuate between operating periods. Factors that might cause such differences and fluctuations include the following: risks related to the management of growth, the Company's ability to attract, train and retain qualified personnel, product development risks, new product announcements and introductions, development and promotional expenses relating to the introduction of new products, changes in technology and industry standards, dependence on certain strategic partnerships, increased competition, changes in pricing policies by the Company and its competitors, the timing of the receipt of orders from major customers, the size and rate of growth of the market for human resources staffing software, market acceptance of the Company's products and those of its competitors, and general economic conditions. In addition, a significant portion of product revenue within a quarter is typically not realized until late in that quarter. As a result, it may be difficult for the Company to predict its total revenue for the quarter or to quickly adapt its spending levels within a quarter to reflect changes in demand for its products. The market price of the Company's common stock has been, and in the future will likely be, subject to significant fluctuations in response to variations in quarterly operating results and other factors, such as announcements of technological innovations or new products by the Company or its competitors, or other events.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements and Supplementary Data of the Company are listed under Part IV, Item 14, of this Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 is hereby incorporated by reference to the text appearing under Part I, Item 1 -- Business under the caption "Executive Officers and Directors" in this Report, and by reference to the Company's definitive Proxy Statement for the 1996 Annual Meeting of Stockholders to be filed by the Company within 120 days after close of its fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item 11 is hereby incorporated by reference to the information under the heading "Executive Compensation" in the Company's definitive Proxy Statement for the 1996 Annual Meeting of Stockholders to be filed by the Company within 120 days after the close of its fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is hereby incorporated by reference to the information under the heading "Securities Beneficially Owned by Directors, Officers and Principal Stockholders" in the Company's definitive Proxy Statement for the 1996 Annual Meeting of Stockholders to be filed by the Company within 120 days after the close of its fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 is hereby incorporated by reference to the information under the heading "Certain Transactions", if any, in the Company's definitive Proxy Statement for the 1996 Annual Meeting of Stockholders to be filed by the Company within 120 days after the close of its fiscal year.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS

     1. Report of Arthur Andersen LLP dated October 25, 1996 (See Page F-2 hereof).

     2. Consolidated Balance Sheets as of September 30, 1995 and 1996. (See Page F-3 hereof).

     3. Consolidated Statements of Income for the years ended September 30, 1994, 1995 and 1996 (See Page F-4 hereof).

     4. Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) for the years ended September 30, 1994, 1995 and 1996. (See Page F-5 hereof).

     5. Consolidated Statements of Cash Flows for the years ended September 30, 1994, 1995 and 1996. (See Page F-6 hereof).

     6. Notes to Consolidated Financial Statements. (See pages F-7 through F-16 hereof).

(a)(2) FINANCIAL STATEMENT SCHEDULES

       SCHEDULE NO.                      DESCRIPTION
       ------------                      -----------

       Schedule II               Valuation and Qualifying Accounts


     Other schedules are not provided because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(A)(3) EXHIBITS

     (a) Exhibits. The following is a complete list of Exhibits filed as part of this Form 10-K.

EXHIBIT NO.                                 DESCRIPTION
-----------                                 -----------
      *3.1   Form of Third Amended and Restated Certificate of Incorporation of the Company

      *3.2   Amended and Restated By-laws of the Company

      *4.1   Specimen certificate for shares of Common Stock, $.01 par value, of the
             Company

     *10.1   Stock Purchase Agreement dated January 5, 1994, as amended, by and between the
             Company and the Purchasers identified therein

     *10.2   Stock Redemption Agreement dated January 5, 1994 between the Company and J.
             Paul Costello, Lars D. Perkins and John P. Jopling

     *10.3   Registration Rights Agreement dated January 5, 1994 between the Company and
             Lars D. Perkins, J. Paul Costello and John P. Jopling

     *10.4   Restrac, Inc. 1994 Stock Option Plan

     *10.5   Restrac, Inc. 1996 Stock Option and Grant Plan

      10.6   Restrac, Inc. 1996 Employee Stock Purchase Plan

     *10.7   Paid-up Software License dated as of January 1, 1993 by and between the
             Company and Costello and Company, Inc.

    *+10.8   VAR Agreement dated November 27, 1991 between the Company and Verity, Inc. and all amendments thereto -- see 10.25 below

    *+10.9   Value Added Reseller License Agreement dated August 31, 1992 by and between
             The Analytic Sciences Corporation and the Company and all amendments thereto

    *+10.10  Joint Marketing Agreement with Referral Fee Payments dated as of October 1,
             1994 between the Company and PeopleSoft, Inc.

     *10.11  Lease Agreement dated March 31, 1993 by and between Dedham Place Office
             Associates Limited Partnership and the Company and all amendments thereto

  (x)*10.12  Form of Director's Indemnification Agreements

  (x)*10.13  Form of Employment Agreement with Senior Management

  (x)*10.14  Form of Addendum to Employment Agreement with Senior Management

     *10.15  Agreement Pertaining to the Election of Directors dated January 5, 1994 by
             Lars D. Perkins, J. Paul Costello and the Purchasers identified therein

     *10.16  Shareholder Agreement dated January 5, 1994 by and among the Company and the
             Shareholders identified therein

     *10.17  Agreement Pertaining to Certain Activities dated January 5, 1994 by and between Lars D. Perkins and the Company

     *10.18  Termination Agreement dated September 30, 1995 by and among the Company and
             Borwick International, Inc. and Irving P. Borwick

     *10.19  Finder's Fee and Non-Competition Agreement dated September 30, 1995 between the Company and Irving P. Borwick

   (x)10.20  Fiscal 1997 Senior Management Compensation Plan

   (x)10.21  Fiscal 1997 Management Incentive Plan

      10.22  Lease agreement dated November 12, 1996 between Boston Properties, Inc. and the Company

     +10.23  Scanning Services Agreement dated May 1, 1996 between the Company and
             ScanCenters of America and all exhibits thereto

     +10.24  Amendment #3 to VAR Agreement dated November 27, 1991, between the Company and
             Verity, Inc.

      11.1   Schedule regarding computation of earnings per share

      21.1   Subsidiaries of registrant

EXHIBIT NO.                                   DESCRIPTION
-----------  ------------------------------------------------------------------------------
      23.1   Consent of Arthur Andersen LLP
      27.1   Financial Data Schedule.

---------------
* All exhibits with an asterisk are incorporated by reference to the specified exhibit with the corresponding numbers in the Company's Registration Statement on Form S-1, as amended (No. 333-03521), declared effective on July 22, 1996.

+ Confidential treatment requested as to portions of this document.

x Required to be filed pursuant to item 14(c) of Part IV of this report, Form
  10-K.

(b) Report on Form 8-K.

     The Company has not filed any Form 8-K's during the fourth quarter of 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this twenty-seventh day of December 1996.

                                          By: /s/ LARS D. PERKINS
                                              -----------------------------
                                              Lars D. Perkins, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                    TITLE                       DATE
          ---------                    -----                       ----

/s/  LARS D. PERKINS        Director, Chief Executive Officer  December 27, 1996
---------------------------   and President (Principal
Lars D. Perkins               Executive Officer)

/s/ CYNTHIA G. EADES        Chief Financial Officer            December 27, 1996
---------------------------   (Principal Financial Officer
Cynthia G. Eades              and Principal Accounting
                              Officer)

/s/ RUSSELL J. CAMPANELLO   Director                           December 27, 1996
---------------------------
Russell J. Campanello

/s/ J. PAUL COSTELLO        Director                           December 27, 1996
---------------------------
J. Paul Costello

/s/ A. BRUCE JOHNSTON       Director                           December 27, 1996
---------------------------
A. Bruce Johnston

                                 RESTRAC, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
Report of Independent Public Accountants..............................................   F-2
Consolidated Balance Sheets as of September 30, 1995 and 1996.........................   F-3
Consolidated Statements of Income for the Years Ended September 30, 1994,
  1995 and 1996.......................................................................   F-4
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders'
  Equity (Deficit) for the Years Ended September 30, 1994, 1995 and 1996..............   F-5
Consolidated Statements of Cash Flows for the Years Ended September 30, 1994,
  1995 and 1996.......................................................................   F-6
Notes to Consolidated Financial Statements............................................   F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Restrac, Inc.:

     We have audited the accompanying consolidated balance sheets of Restrac, Inc. as of September 30, 1995 and 1996, and the related consolidated statements of income, redeemable convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended September 30, 1996. These consolidated financial statements and schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Restrac, Inc. as of September 30, 1995 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles.

     Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole . The schedule listed on
Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                          /s/ ARTHUR ANDERSEN LLP

Boston, Massachusetts
October 25, 1996

                                 RESTRAC, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                        SEPTEMBER 30,
                                                                  --------------------------
                                                                     1995           1996
                                                                  ----------     -----------
ASSETS
Current Assets:
  Cash and cash equivalents.....................................  $2,966,637     $20,367,641
  Accounts receivable, less allowance for doubtful accounts of approximately $300,000 and $350,000, at September 30, 1995
     and 1996, respectively.....................................   3,485,744       3,387,010
  Other current assets..........................................     454,470         229,577
  Deferred income taxes.........................................     718,254         770,965
                                                                  ----------     -----------
          Total current assets..................................   7,625,105      24,755,193
                                                                  ----------     -----------
Property and Equipment, net.....................................   1,452,548       1,520,893
                                                                  ----------     -----------
Deferred Income Taxes...........................................      46,328              --
                                                                  ----------     -----------
Other Assets, net...............................................      14,832          33,898
                                                                  ----------     -----------
                                                                  $9,138,813     $26,309,984
                                                                  ==========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Current portion of long-term debt.............................  $   14,367     $     5,060
  Accounts payable..............................................     585,471         570,603
  Accrued expenses..............................................   2,180,479       3,339,895
  Deferred revenue..............................................   2,526,073       3,140,801
  Accrued income taxes..........................................     239,900         280,917
                                                                  ----------     -----------
          Total current liabilities.............................   5,546,290       7,337,276
                                                                  ----------     -----------
Deferred Income Taxes...........................................      63,777              --
                                                                  ----------     -----------
Other Liabilities...............................................      45,119              --
                                                                  ----------     -----------
Commitments (Note 4)............................................          --              --
Redeemable Convertible Preferred Stock (Note 5).................   3,842,474              --
                                                                  ----------     -----------
Stockholders' Equity (Deficit) (Note 6):
  Preferred stock, $.01 par value -- Authorized -- 5,000,000
     shares, Issued and outstanding -- none.....................          --              --
  Common stock, $.01 par value -- Authorized -- 30,000,000
     shares, Issued -- 4,500,000 shares at September 30, 1995,
     8,569,711 shares at September 30, 1996.....................      45,000          85,697
Additional paid-in capital......................................     160,618      18,222,648
Treasury stock, at cost.........................................    (804,970)       (830,764)
Retained earnings...............................................     240,505       1,495,127
                                                                  ----------     -----------
          Total stockholders' equity (deficit)..................    (358,847)     18,972,708
                                                                  ----------     -----------
                                                                  $9,138,813     $26,309,984
                                                                  ==========     ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 RESTRAC, INC.

                       CONSOLIDATED STATEMENTS OF INCOME


                                                       FOR THE YEARS ENDED SEPTEMBER 30,
                                                   ------------------------------------------
                                                      1994           1995            1996
                                                   ----------     -----------     -----------
Revenue:
  Product revenue................................  $6,816,249     $10,023,919     $13,264,809
  Services revenue...............................   2,921,248       4,989,965       8,327,263
                                                   ----------     -----------     -----------
          Total revenue..........................   9,737,497      15,013,884      21,592,072
                                                   ----------     -----------     -----------
Cost of Revenue:
  Product revenue................................   1,350,318       1,424,847       1,484,629
  Services revenue...............................   1,588,778       2,983,931       4,827,332
                                                   ----------     -----------     -----------
          Total cost of revenue..................   2,939,096       4,408,778       6,311,961
                                                   ----------     -----------     -----------
Gross Margin.....................................   6,798,401      10,605,106      15,280,111
                                                   ----------     -----------     -----------
Operating Expenses:
  Research and development.......................   1,342,692       1,364,542       2,341,300
  Sales and marketing............................   3,335,599       5,978,133       8,004,156
  General and administrative.....................   1,248,630       1,714,079       2,609,679
  Non-recurring charge (Note 2)..................          --       1,010,952              --
                                                   ----------     -----------     -----------
          Total operating expenses...............   5,926,921      10,067,706      12,955,135
                                                   ----------     -----------     -----------
Income From Operations...........................     871,480         537,400       2,324,976
Other Income, net................................      73,063         137,707         326,294
                                                   ----------     -----------     -----------
Income Before Provision for Income Taxes.........     944,543         675,107       2,651,270
Provision for Income Taxes (Note 7)..............     338,835         274,300       1,166,820
                                                   ----------     -----------     -----------
Net Income.......................................  $  605,708     $   400,807     $ 1,484,450
                                                   ----------     -----------     -----------
Pro Forma Net Income per Common and Common
  Equivalent Share...............................                 $      0.06     $      0.21
                                                                  -----------     -----------
Pro Forma Weighted Average Number of Common and
  Common Equivalent Shares Outstanding...........                   6,949,273       7,212,171
                                                                  ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                                 RESTRAC, INC.

     CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
                         STOCKHOLDERS' EQUITY (DEFICIT)

                                    (NOTE 6)

                         REDEEMABLE CONVERTIBLE                         STOCKHOLDERS' EQUITY (DEFICIT)
                                                      COMMON STOCK      -------------------------------
                            PREFERRED STOCK       --------------------                TREASURY STOCK                    TOTAL
                         ----------------------                $.01     ADDITIONAL  -------------------  RETAINED   STOCKHOLDERS'
                          NUMBER      CARRYING     NUMBER       PAR      PAID-IN     NUMBER              EARNINGS      EQUITY
                         OF SHARES     VALUE      OF SHARES    VALUE     CAPITAL    OF SHARES    COST    (DEFICIT)    (DEFICIT)
                         ---------   ----------   ---------  ---------  ----------  ---------  --------  ---------  -------------
Balance,                       --            --   4,500,000     45,000     149,282    22,500     (5,500)   (10,214)      178,568
  September 30, 1993....
Issuance of preferred     556,155     3,503,776         --          --          --        --         --   (270,227)     (270,227)
  stock, less issuance
  costs of $270,227.....
Purchase of treasury           --            --         --          --          --   607,500   (799,470)        --      (799,470)
  stock.................
Amortization of deferred       --            --         --          --      11,336        --         --         --        11,336
  compensation
  expense...............
Dividends paid on              --            --         --          --          --        --         --   (146,871)     (146,871)
  redeemable convertible
  preferred stock.......
Accretion of                   --        58,396         --          --          --        --         --    (58,396)      (58,396)
  dividends.............
Net income..............       --            --         --          --          --        --         --    605,708       605,708
                         ---------   ----------   ---------  ---------  ----------  ---------  --------  ---------  -------------
Balance,                  556,155     3,562,172   4,500,000     45,000     160,618   630,000   (804,970)   120,000      (479,352)
  September 30, 1994....
Accretion of                   --       280,302         --          --          --        --         --   (280,302)     (280,302)
  dividends.............
Net income..............       --            --         --          --          --        --         --    400,807       400,807
                         ---------   ----------   ---------  ---------  ----------  ---------  --------  ---------  -------------
Balance,                  556,155     3,842,474   4,500,000     45,000     160,618   630,000   (804,970)   240,505      (358,847)
  September 30, 1995....
Exercise of common stock       --            --     67,015         670      37,744        --         --         --        38,414
  options...............
Purchase of treasury           --            --         --          --          --    56,900    (25,794)        --       (25,794)
  stock.................
Accretion of                   --       229,828         --          --          --        --         --   (229,828)     (229,828)
  dividends.............
Tax benefit from stock         --            --         --          --      35,000        --         --         --        35,000
  options exercised.....
Effect of preferred      (556,155)   (4,072,302)  2,502,696     25,027   3,478,749        --         --         --     3,503,776
  stock
  conversion............
Public offering                --            --   1,500,000     15,000  14,496,345        --         --         --    14,511,345
  proceeds,
  net...................
Issuance of warrants....       --            --         --          --      14,192        --         --         --        14,192
Net income..............       --            --         --          --          --        --         --  1,484,450     1,484,450
                         ---------   ----------   ---------  ---------  ----------  ---------  --------  ---------  -------------
Balance,                        0             0   8,569,711     85,697  18,222,648   686,900   (830,764) 1,495,127    18,972,708
  September 30, 1996....
                         ---------   ----------   ---------  ---------  ----------  ---------  --------  ---------  -------------

  The accompanying notes are an integral part of these consolidated financial statements.

                                     RESTRAC, INC.

                         CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 FOR THE YEARS ENDED SEPTEMBER 30,
                                                             ------------------------------------------
                                                                1994           1995            1996
                                                             ----------     -----------     -----------
Cash Flows from Operating Activities:
  Net income...............................................  $  605,708     $   400,807     $ 1,484,450
  Adjustments to reconcile net income to net cash provided
     by operating activities --
     Depreciation and amortization.........................     243,948         430,597         861,130
     Provision for doubtful accounts.......................          --         317,080         200,588
     Deferred income taxes, net............................    (153,669)       (448,000)        (70,160)
     Amortization of deferred compensation expense.........      11,336              --              --
     Loss on disposal of property and equipment............          --           9,061              --
     Issuance of warrants..................................          --              --          14,192
     Changes in assets and liabilities --
       Accounts receivable.................................    (885,961)     (1,650,069)       (101,854)
       Other current assets................................      66,425        (297,180)        224,893
       Accounts payable....................................     118,502          45,582         (14,868)
       Accrued expenses....................................     251,088       1,474,914         589,264
       Deferred revenue....................................    (108,680)      1,529,779         614,728
       Other liabilities...................................      23,124         (64,329)        (45,119)
       Accrued income taxes................................     507,118        (334,148)         41,017
                                                             ----------     -----------     -----------
          Net cash provided by operating activities........     678,939       1,414,094       3,798,261
                                                             ----------     -----------     -----------
Cash Flows from Investing Activities:
  Purchases of property and equipment......................    (285,088)     (1,115,455)       (927,849)
  Proceeds from sale of property and equipment.............          --           7,770              --
  Increase in other assets.................................      (4,255)           (941)        (19,066)
                                                             ----------     -----------     -----------
          Net cash used in investing activities............    (289,343)     (1,108,626)       (946,915)
                                                             ----------     -----------     -----------
Cash Flows from Financing Activities:
  Payments on capital lease obligations....................     (74,182)        (26,936)         (9,307)
  Payments of bank notes payable...........................     (40,000)        (46,667)             --
  Net proceeds from initial public offering of common
     stock.................................................          --              --      14,511,345
  Payment of promissory note payable to a related party....     (28,114)             --              --
  Proceeds from issuance of redeemable convertible
     preferred stock, net of $270,227 of issuance costs....   3,233,549              --              --
  Proceeds from exercise of common stock options...........          --              --          38,414
  Tax benefit of stock option exercise transactions........          --              --          35,000
Dividends paid.............................................    (146,871)             --              --
  Purchase of treasury stock...............................    (799,470)             --         (25,794)
                                                             ----------     -----------     -----------
          Net cash (used in) provided by financing
            activities.....................................   2,144,912         (73,603)     14,549,658
                                                             ----------     -----------     -----------
Net Increase in Cash and Cash Equivalents..................   2,534,508         231,865      17,401,004
                                                             ----------     -----------     -----------
Cash and Cash Equivalents, beginning of period.............     200,264       2,734,772       2,966,637
                                                             ----------     -----------     -----------
Cash and Cash Equivalents, end of period...................  $2,734,772     $ 2,966,637     $20,367,641
                                                             ----------     -----------     -----------
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for
     Interest..............................................  $   23,028     $     9,683     $    15,853
                                                             ----------     -----------     -----------
     Income taxes..........................................  $  105,241     $ 1,280,025     $   892,726
                                                             ==========     ===========     ===========


The accompanying notes are an integral part of these consolidated financial statements.

                                 RESTRAC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996

(1) OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

     The accompanying consolidated financial statements include the accounts of Restrac, Inc. (formerly MicroTrac Systems, Inc.) and its wholly-owned subsidiary, Restrac Securities Corporation, collectively referred to in these Notes to Consolidated Financial Statements as, "the Company". All intercompany accounts and transactions have been eliminated in consolidation.

     The Company designs, develops, markets, implements and supports human resource staffing software to automate the recruitment, selection and placement of an organization's workforce. The Company's staffing software enables organizations to strategically manage their human capital by reducing hiring and placement costs, decreasing time to fill positions and providing more effective skills management and worker deployment. The Company's products -- Restrac Hire and Resume Reader for PeopleSoft -- provide human resource departments with client/server solutions to quickly and efficiently build and search comprehensive "pools" of resume skills data to find the workers they need, while also managing the workflow of the staffing process.

     In 1982 the Company was incorporated under the laws of the Commonwealth of Massachusetts. On January 5, 1994, the Company was reincorporated as a Delaware corporation. On June 15, 1995, the Company amended its Certificate of Incorporation to effect a name change from MicroTrac Systems, Inc. to Restrac, Inc.

     The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in the Notes to the Consolidated Financial Statements.

     (a) Revenue Recognition

     Product revenue includes software license fees, third-party hardware and royalty revenue. Services revenue includes customer maintenance fees, training, installation and consulting. The Company recognizes product and services revenue in accordance with the provisions of Statement of Position No. 91-1 (SOP No. 91-1), Software Revenue Recognition.

     Product revenue from software license fees and hardware is recognized upon delivery provided there are no significant Company obligations remaining and collectibility of the revenue is probable. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period, as defined in the applicable software license agreement. Prior to fiscal 1994, the Company recognized software license fees upon installation rather than delivery, as its then current product releases required extensive customization subsequent to delivery. Software license fees for fiscal 1994 included $1,262,000 related to this former business practice. Royalty revenue is recognized as earned.

     Services revenue from customer maintenance fees for postcontract support is recognized ratably over the maintenance term, which is typically 12 months. When customer maintenance fees are included in an initial software license fee, the Company allocates 15% of the software license fee to the first year's maintenance. The amount allocated to customer maintenance fees for the first year is comparable to customer maintenance fees charged separately by the Company. Other services revenue from training, installation and consulting is recognized as the related services are performed.

     Deferred revenue represents payments received by the Company in advance of product delivery or service performance.

                                 RESTRAC, INC.

                               SEPTEMBER 30, 1996

     (b) Research and Development Costs

     Research and development costs are generally charged to operations as incurred. Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software To Be Sold, Leased or Otherwise Marketed, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have not been material. For the years ended September 30, 1994, 1995 and 1996 all research and development costs have been expensed.

     (c) Cash and Cash Equivalents

     Cash equivalents consist of highly liquid investment grade securities with original maturities of 90 days or less. The Company adopted SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, effective
October 1, 1994. Under SFAS No. 115, the Company's cash equivalents are classified as held-to-maturity securities. At September 30, 1995 and 1996 , cash and cash equivalents consisted of the following:


                                                                SEPTEMBER 30,
                                                          --------------------------
                                                             1995           1996
                                                          ----------     -----------
        Cash/Money Market Funds.........................  $2,966,637     $ 5,367,641
        Security Purchased Under Agreement to Resell....          --      15,000,000
                                                          ----------     -----------
                                                          $2,966,637     $20,367,641
                                                          ==========     ===========

The "Security Purchased Under Agreement to Resell" at September 30, 1996 consisted of a United States Government agency security acquired to facilitate the transfer of funds from Restrac, Inc. to Restrac Securities Corporation upon the latter's incorporation. Subsequent to the initial investment, the Company, in accordance with its investment policy has diversified its investment portfolio. The Company's investment policy has established guidelines relative to concentration, maturities, and credit ratings that maintain the safety and liquidity of its investments.

     (d) Other Current Assets

     Other current assets primarily consist of prepaid operating expenses. The Company capitalizes prepaid expenses and amortizes them over the applicable period. Prepaid expenses amounted to $229,577 and $330,238 at September 30, 1996 and 1995, respectively. Also included in other current assets are refundable income taxes of approximately $73,000 and $0 at September 30, 1995 and 1996, respectively.

                                 RESTRAC, INC.

                               SEPTEMBER 30, 1996

     (e) Property and Equipment

     The Company records property and equipment at cost and provides for depreciation and amortization on a straight-line basis over the estimated useful lives of the assets, as follows:

                                                                   SEPTEMBER 30,
                                             ESTIMATED       -------------------------
        ASSET CLASSIFICATION                 USEFUL LIFE         1995           1996
        --------------------               --------------    ----------     ----------
        Office equipment.................  3 - 5 Years       $1,854,638     $2,684,062
        Furniture and fixtures...........  3 - 7 Years          307,423        405,850
        Leasehold improvements...........  Life of Lease        133,129        133,129
        Equipment under capital lease....  Life of Lease        123,098        123,098
                                                             ----------     ----------
                                                              2,418,288      3,346,139
        Less -- Accumulated depreciation
          and amortization...............                       965,740      1,825,246
                                                             ----------     ----------
                                                             $1,452,548     $1,520,893
                                                             ==========     ==========

Depreciation expenses for the years ended September 30, 1994, 1995, and 1996 amounted to approximately $244,000, $431,000, and $861,000 respectively.

     (f) Income Taxes

     The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, a deferred tax asset or liability is measured by the enacted tax rates expected to be in effect when the differences between the financial statement and tax bases of assets and liabilities reverse.

     (g) Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     (h) Concentration of Credit Risk

     The Company has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company's accounts receivable credit risk is not concentrated within any geographical area, and no single customer accounts for greater than 10% of total revenue or represents a significant credit risk to the Company.

     (i) Postretirement Benefits

     The Company offers no postretirement benefits.

     (j) Pro Forma Net Income per Common and Common Equivalent Share

     For the fiscal years ended September 30, 1995 and 1996, net income per common and common equivalent share was based on the weighted average number of common and common equivalent

                                 RESTRAC, INC.

                               SEPTEMBER 30, 1996

shares outstanding during the period, computed in accordance with the treasury stock method, plus the number of shares of common stock issuable upon conversion of the redeemable convertible preferred stock and the number of shares of common stock issued pursuant to the initial public offering sufficient to generate proceeds for the payment of $338,698 and $568,526, respectively, of estimated accumulated redeemable convertible preferred stock dividends payable subsequent to the initial public offering. The weighted average number of common and common equivalent shares assumes that common stock options granted and shares issued one year prior to the initial filing of the registration statement for the Company's initial public offering are outstanding for the periods presented, computed in accordance with the treasury stock method. Historical net income per share data for 1994 has not been presented, as such information is not considered to be relevant or meaningful.

     (k) New Accounting Standards

     During March 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of, which is effective for fiscal years beginning after December 15, 1995. The Company elected early adoption of SFAS No. 121 in the fiscal year ended September 30, 1995. The adoption of this standard did not have a material effect on its financial position or results of operations.

     In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. The Company has determined that it will continue to account for employee stock-based compensation under Accounting Principles Board Opinion No. 25 and elect the disclosure-only alternative under SFAS No. 123. The Company will be required to disclose the pro forma net income or loss and per share amounts in the notes to the financial statements using the fair value based method beginning in the fiscal year ending September 30, 1997 with comparable disclosures for the fiscal year ended September 30, 1996. The Company has not determined the impact of these pro forma adjustments.

     (l) Financial Instruments

     The estimated fair value of the Company's financial instruments, which include cash equivalents, accounts receivable and long-term debt, approximates their carrying value.

     (m) Noncash Investing and Financing Activities

     Noncash investment and financing activities include conversion of redeemable convertible preferred stock into common stock of $3,503,776 and the tax benefit from the issuance of warrants of $14,190 for the year ended September 30, 1996 and dividend accretion in the amount of $58,396, $280,302 and $229,828 for the fiscal years ended September 30, 1994 , 1995 and 1996, respectively. Additional noncash investing and financing activities during the fiscal year ended September 30, 1994 include a $31,174 increase in equipment under capital leases and a $100,000 increase in property and equipment under a note payable.

     (n) Reclassifications

     Certain reclassifications have been made to the fiscal 1994 and 1995 consolidated financial statements to conform to the fiscal 1996 presentation. Such reclassifications have no effect on previously reported net income.

                                 RESTRAC, INC.

                               SEPTEMBER 30, 1996

(2) BUYOUT OF DISTRIBUTION RIGHTS

     On January 1, 1991, the Company acquired certain of the assets of Borwick International, Inc. (Borwick), an international consulting firm which developed and marketed related software known as SuccessPlan (the Product). As part of this 1991 agreement, Borwick was granted the exclusive right to distribute the Product outside of North America, and the Company was prohibited from selling any competitive products in these territories.

     On September 30, 1995, the Company entered into an agreement that terminated Borwick's remaining distribution rights to the Product and removed any restrictions on the Company's ability to sell competitive products. The process of succession planning is in transition; thus the Company's succession planning product strategy is in flux. Its evolving line of staffing products may incorporate certain elements that could be construed as succession planning under a broad interpretation of the 1991 agreement. Accordingly, the Company believed that removal of these restrictions was necessary.

     As a result of the September 1995 agreement, the Company recorded a non-recurring charge to operations of $1,010,952 in the fiscal year ended September 30, 1995, representing the present value of payments made and payable under the terms of this agreement. The Company does not have a succession planning product which is suitably responsive to the international market. In addition, the Company lacks the internal infrastructure and established distribution channels necessary to license and support such products outside of North America. Based on the minimal current and anticipated cash flows from succession planning products, any intangible asset recorded would be deemed to be non-recoverable and require recognition of an impairment loss in accordance with SFAS No. 121. Accordingly, the cost of the distribution rights was charged to operations, as management believes that the realizability of such cost is uncertain.

     The Company also executed a Finder's Fee and Non-Competition Agreement with Irving P. Borwick, a principal of Borwick, in conjunction with the September 1995 termination agreement. Although the Company wished to ensure that Borwick and Irving P. Borwick would not compete with the Company, neither was viewed as a serious competitive threat. Accordingly, the stated amounts in the non-competition agreement were not deemed to reflect their overall value to the Company and were included in the total ascribed to the termination of distribution rights.

(3) LINE OF CREDIT

     At September 30, 1996 and 1995 the Company had a $1,000,000 revolving line of credit with a bank. Borrowings outstanding under the line are limited to 70% of eligible accounts receivable, as defined, bear interest at the bank's prime rate (8.25 at September 30, 1996) plus 1%, and are collateralized by all corporate assets. There were no borrowings outstanding as of September 30, 1995 and 1996. This revolving line of credit was cancelled by the Company in November 1996.

(4) LEASE COMMITMENTS

     The Company's corporate headquarters are located in Dedham, Massachusetts, where it currently occupies approximately 24,000 square feet of office space under a lease expiring in December 1996. The Company has regional sales and service offices on the West Coast and in the United Kingdom. The Company occupies approximately 2,200 square feet of office space in Palo Alto, California under a lease expiring in September 1997 and 400 square feet of office space in Reading, England under a lease expiring in October 1997. The Company also leases office space for its sales representatives in Chicago, Dallas, Atlanta and Toronto, Ontario.

                                 RESTRAC, INC.

                               SEPTEMBER 30, 1996

     During November 1996 the Company entered into a new lease for its corporate headquarters and for its Chicago office. The new headquarters lease calls for approximately 60,000 square feet of office space under a lease expiring in December 2003. The new Chicago lease calls for approximately 5,500 square feet of office space under a lease expiring in February 2002. Future minimum rental payments as of September 30, 1996 under both the operating and capital leases (related to equipment), including the effect of the new leases for the Company's corporate headquarters and Chicago office, is shown in the following table:

                                                                CAPITAL    OPERATING
                                                                LEASES      LEASES
                                                                -------   -----------
        1997..................................................  $ 5,343   $ 1,321,780
        1998..................................................       --     1,517,412
        1999..................................................       --     1,554,475
        2000..................................................       --     1,569,440
        2001..................................................       --     1,614,684
        Thereafter............................................       --     3,433,331
                                                                -------   -----------
                                                                  5,343   $11,011,122
                                                                          ============
          Less -- Amount representing interest................      283
                                                                -------
        Present value of minimum lease payments...............    5,060
          Less -- Current portion.............................    5,060
                                                                -------
                                                                $     0
                                                                 ======

     Aggregate net rental expense included in the accompanying statements of income for the fiscal years ended September 30, 1994, 1995 and 1996 is approximately $188,000, $330,000 and $542,000, respectively.

     Leases with escalating rents or free rent periods are expensed on a straight-line basis over the fixed term of the lease. Deferred rent arises when expense recorded exceeds actual payments. Deferred rent of approximately $45,119 and $0 is included in other liabilities in the accompanying consolidated balance sheets at September 30, 1995 and 1996, respectively.

(5) REDEEMABLE CONVERTIBLE PREFERRED STOCK

     On January 5, 1994, the Company amended its Certificate of Incorporation to authorize the issuance of 1,000,000 shares of Preferred Stock with a par value of $1.00 per share and issued 556,155 shares of redeemable convertible preferred stock (Preferred Stock) for a purchase price of $6.30 per share for proceeds of $3,233,549, net of $270,227 of issuance costs. On July 26, 1996, as a result of the initial public offering, the Company converted the 556,155 shares of Preferred Stock stock into 2,502,696 shares of common stock.

     During the fiscal years ended September 30, 1994, 1995 and 1996, the carrying value of the Preferred Stock had been increased by accreted dividends of $58,396, $280,302 and $229,828, respectively. In fiscal 1994, dividends of $146,871 were declared and paid; no dividends were declared or paid in fiscal years 1995 and fiscal 1996. Both accreted and paid dividends were charged to retained earnings in the accompanying consolidated financial statements. Upon the closing of the initial public offering of common stock, accumulated dividends of $568,526 remained outstanding and are included in accrued expenses as of September 30, 1996. In October 1996, the company paid these dividends to the preferred stockholders.

                                 RESTRAC, INC.

                               SEPTEMBER 30, 1996

(6) STOCKHOLDERS' EQUITY (DEFICIT)

     (a) Authorized Capital Stock

     On June 5, 1996 the Company filed a Second Amended and Restated Certificate of Incorporation, which provided, among other things for (i) an increase in the number of authorized shares of Common Stock, par value $.01 per share of the Corporation, to 30,000,000 shares, par value $.01 per share, (ii) the authorization of 556,155 shares of Convertible Preferred Stock, par value $.01 per share, and 5,000,000 shares of undesignated preferred stock, par value $.01 per share.

     On July 26, 1996 the Company filed a Third Amended and Restated Certificate of Incorporation, which provided for the elimination of the Company's authority to issue Convertible Preferred Stock and a prohibition on action by written consent of stockholders.

     (b) Stock Dividends

     On May 22, 1995, the Company's Board of Directors declared a three-for-one stock split, effected in the form of a stock dividend, payable on May 22, 1995. On May 8, 1996, the Board of Directors approved a three-for-two stock split, effected in the form of a stock dividend. Accordingly, all shares of common stock, options to purchase common stock and the conversion ratio of the Preferred Stock have been retroactively adjusted to reflect these stock splits for all periods presented in the accompanying balance sheets and statements of changes in redeemable convertible preferred stock and stockholders' equity (deficit).

     (c) Initial Public Offering

     On July 26, 1996 the Company completed its initial public offering of common stock. The Company sold 1,500,000 shares of common stock at $11.00 per share which generated proceeds of $14,511,345, net of issuance costs of $833,655.

     (d) Stock Option Plans

     All of the outstanding options under the 1990 Stock Option Plan (the 1990
Plan) were exercised prior to the establishment of the 1994 Stock Option Plan (the 1994 Plan). The 1994 and 1996 Plans enable the Company's Board of Directors to grant nonqualified and incentive stock options (ISOs) and shares of common stock. ISOs are granted at the then fair market value as determined by the Company's Board of Directors. On May 8, 1996, the 1994 Plan was amended to decrease the maximum number of shares reserved for issuance of statutory and nonstatutory options to 641,844 shares of common stock.

     In October 1995, an employee exercised options under the 1994 Plan to purchase 56,900 shares of common stock at an exercise price of $0.44 per share. The Company repurchased these shares at $2.00 per share for an aggregate of $113,799. The Company recorded the difference between the aggregate exercise price and the amount paid to the former employee as compensation expense included in sales and marketing expense for the year ended September 30, 1996.

     On May 8, 1996, the Board of Directors and stockholders of the Company approved the adoption of the 1996 Stock Option and Grant Plan (the 1996 Plan), which provides for the issuance of options to purchase 958,156 shares of Common Stock. The 1996 Plan permits the grant of (i) options to purchase shares of Common Stock intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, (ii) options that do not so

                                 RESTRAC, INC.

                               SEPTEMBER 30, 1996

qualify and (iii) shares of Common Stock. The 1996 Plan is administered by the Compensation Committee as appointed by the Board of Directors from time to time.

     Under the terms of the 1994 and 1996 Plans, options generally vest over four years and expire ten years after the date of grant.

     In connection with a software development agreement, the Company granted to a third party warrants to purchase 66,000 shares of common stock in July, 1996 at $11.00 a share. The fair value of the warrants was estimated at approximately $85,000. The warrants vest over one year and $14,192 was charged to cost of product revenue and additional paid in capital in fiscal 1996 related to these warrants.

     Stock option activity for the 1990, 1994 and 1996 Stock Option Plans are as follows:


                                                           NUMBER OF     OPTION PRICE
                                                            SHARES        PER SHARE
                                                           ---------     ------------
        Outstanding, September 30, 1994..................    325,134     $0.44
          Granted........................................    471,313      0.44-  2.00
          Canceled.......................................   (195,079)     0.44
                                                           ---------
        Outstanding, September 30, 1995..................    601,368     $0.44-  2.00
          Granted........................................    347,280      2.00- 19.75
          Exercised......................................    (67,015)     0.44-  2.00
          Canceled.......................................    (79,342)     0.44-  2.00
                                                           ---------     ------------
        Outstanding, September 30, 1996..................    802,291     $0.44-$19.75
                                                           ---------     ------------
        Vested, September 30, 1996.......................    211,655     $0.44-$ 2.00
                                                           =========     ============

     On October 8, 1996 the Company issued 173,000 options under the 1996 plan to purchase common stock at $7.125 per share.

     (e) Employee Stock Purchase Plan

     On May 8, 1996, the Board of Directors authorized the 1996 Employee Stock Purchase Plan (the Employee Plan). Under the Employee Plan, the Company may issue up to an aggregate of 150,000 shares of common stock to employees at 85% of the lower of the fair market value of the common stock on the first or last day of each six-month purchase period. On October 1, 1996 5,375 shares of common stock were issued pursuant to this plan.

                                 RESTRAC, INC.

                               SEPTEMBER 30, 1996

(7) INCOME TAXES

     The provision for income taxes in the accompanying statements of income consists of the following for the fiscal years ended September 30, 1994, 1995 and 1996:

                                                     1994        1995         1996
                                                   ---------   ---------   ----------
        Current --
          Federal................................  $ 378,475   $ 541,200   $  969,318
          State..................................    114,029     181,100      267,279
                                                   ---------   ---------   ----------
                                                     492,504     722,300    1,236,597
                                                   ---------   ---------   ----------
        Deferred --
          Federal................................   (117,417)   (354,250)     (50,172)
          State..................................    (36,252)    (93,750)     (19,605)
                                                   ---------   ---------   ----------
                                                    (153,669)   (448,000)     (69,777)
                                                   ---------   ---------   ----------
                  Total provision................  $ 338,835   $ 274,300   $1,166,820
                                                   =========   =========   ==========

     The deferred tax amounts as of September 30, 1995 and 1996 are as follows:

                                                                   1995       1996
                                                                 --------   --------
        Deferred tax asset --
          Current --
             Nondeductible reserves............................  $197,254   $303,965
             Deferred revenue..................................   521,000    434,000
                                                                 --------   --------
                                                                  718,254    737,965
                                                                 --------   --------
          Long-term --
             Buyout of distribution rights.....................   188,000    188,000
             Nondeductible reserves............................    30,000     30,000
                                                                 --------   --------
                                                                  218,000    218,000
                                                                 --------   --------
                  Total gross deferred tax asset...............   936,254    955,965
                                                                 --------   --------
          Less -- Valuation allowance..........................   171,672    185,000
                                                                 --------   --------
                  Net deferred tax asset.......................  $764,582   $770,965
                                                                 --------   --------
        Deferred tax liability --
          Long-term --
             Differences between book and tax depreciation.....  $ 63,777   $     --
                                                                 ========   ========

     The Company had a valuation allowance of $ 171,672 and $ 185,000 against its gross deferred tax asset at September 30, 1995 and 1996, respectively. The valuation allowance at September 30, 1995 and 1996 was established due to management's estimate that it was more likely than not that a benefit of certain deferred tax assets would not be realized in the future. At September 30, 1995 and 1996, the valuation allowance related specifically to the buyout of distribution rights.

                                 RESTRAC, INC.

                               SEPTEMBER 30, 1996

     At September 30, 1994, 1995 and 1996, management took into consideration historical levels of taxable income, the volatile nature of the industry in which it competes and the potential levels of future taxable income The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows:

                                                            1994       1995       1996
                                                            ----       ----       ----
        Provision at federal statutory rate...............  34.0%      34.0%      34.0%
        State income tax, net of federal benefit..........   6.3        6.3        6.3
        Tax effect of equity transaction (Note 6(d))......    --         --        3.0
        Utilization of R&D tax credits....................  (4.0)        --         --
        Other, net........................................  (0.4)        .3         .2
                                                            ----       ----       ----
                  Effective tax rate......................  35.9%      40.6%      43.5%
                                                            ====       ====       ====

(8) EMPLOYEE BENEFIT PLAN

     The Company maintains an employee benefit plan (the Benefit Plan) under
Section 401(k) of the Internal Revenue Code. The Benefit Plan is available to all full-time U.S. employees. The Benefit Plan allows for employees to make contributions up to a specified percentage of their compensation. Under the Benefit Plan, the Company makes discretionary contributions, which for the fiscal years ended September 30, 1994, 1995 and 1996 was a match of 20% of the employees' contributions up to a maximum annual match of 1% of each employee's salary. The Company contributed approximately $14,000, $33,000 and $53,000 during the fiscal years ended September 30, 1994 ,1995 and 1996, respectively.

(9) ACCRUED EXPENSES

     Accrued expenses at September 30, 1995 and 1996 consist of the following:

                                                               1995           1996
                                                            ----------     ----------
        Payroll and payroll-related costs.................  $1,338,855     $1,063,402
        Accumulated Redeemable Convertible Preferred
          Stock Dividend Payable..........................          --        568,526
        Buyout of distribution rights (Note 2)............     310,000        176,000
        Other accrued expenses............................     531,624      1,531,967
                                                            ----------     ----------
                                                            $2,180,479     $3,339,895
                                                            ==========     ==========

(10) OTHER INCOME

     Other income consists of the following:

                                                  FOR THE YEARS ENDED SEPTEMBER 30,
                                                  ----------------------------------
                                                    1994         1995         1996
                                                  --------     --------     --------
        Interest income.......................    $ 70,592     $163,003     $331,039
        Interest expense......................     (23,028)      (9,683)     (15,853)
        Other.................................      25,499      (15,613)      11,108
                                                  --------     --------     --------
                                                  $ 73,063     $137,707     $326,294
                                                  ========     ========     ========

                                                                     SCHEDULE II

                                 RESTRAC, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

               FOR THE YEARS ENDED SEPTEMBER 30, 1994, 1995, 1996

                                                    BALANCE,
                                                  BEGINNING OF    CHARGED                   BALANCE,
        ALLOWANCE FOR DOUBTFUL ACCOUNTS               YEAR       TO EXPENSE   WRITE-OFFS   END OF YEAR
------------------------------------------------  ------------   ----------   ----------   -----------
Year ended September 30, 1994...................    $ 23,000      $      0      $  6,000     $ 17,000
Year ended September 30, 1995...................    $ 17,000       317,080        34,080     $300,000
Year ended September 30, 1996...................    $300,000       200,588       150,588     $350,000