Form 10-Q
period 1996-12-31
RESTRAC INC
filed 1997-02-13
CIK 1013322

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 1996

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM __________ TO __________

     COMMISSION FILE NUMBER: 0-20735

                                 RESTRAC, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      04-2935271
       (STATE OR OTHER JURISDICTION OF               (IRS EMPLOYER IDENTIFICATION NO.)
        INCORPORATION OR ORGANIZATION)
              91 HARTWELL AVENUE
                LEXINGTON, MA                                    02173-3125
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

                                 (617) 869-5000
                        (REGISTRANT'S TELEPHONE NUMBER)

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

                              TITLE OF EACH CLASS

Common stock, $.01 par value, shares outstanding at January 31, 1997: 8,086,522 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 RESTRAC, INC.

                                     INDEX

PART I -- FINANCIAL INFORMATION

                                                                                         PAGE
                                                                                         ----
Item 1.   Consolidated Financial Statements
                                                                                            3
          Consolidated Balance Sheets at December 31, 1996 and September 30, 1996......
                                                                                            4
          Consolidated Statements of Operations for the three months ended: December
          31, 1996 and December 31, 1995...............................................
                                                                                            5
          Consolidated Statements of Cash Flows for the three months ended: December
          31, 1996 and December 31, 1995...............................................
                                                                                            6
          Notes to Consolidated Financial Statements...................................
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of        8
          Operations...................................................................

PART II -- OTHER INFORMATION
Item 1.   Legal Proceedings............................................................    11
Item 2.   Changes in Securities........................................................    11
Item 3.   Defaults upon Senior Securities..............................................    11
Item 4.   Submission of Matters to a Vote of Security Holders..........................    11
Item 5.   Other Information............................................................    11
Item 6.   Exhibits and Reports on Form 8-K.............................................    11

PART III -- SIGNATURES.................................................................    12
Exhibit # 11...........................................................................    13

                                 RESTRAC, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                DECEMBER 31,   SEPTEMBER 30,
                                                                    1996           1996
                                                                ------------   -------------
                                                                 (UNAUDITED)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents...................................  $11,337,793     $20,367,641
  Short-term investments......................................    6,290,132         --
  Accounts receivable, less allowance for doubtful accounts of
     $350,000 at December 31, 1996 and September 30, 1996.....    3,280,607       3,387,010
  Other current assets........................................      527,639         229,577
  Deferred income taxes.......................................      770,965         770,965
                                                                -----------      ----------
          Total Current Assets................................   22,207,136      24,755,193
PROPERTY AND EQUIPMENT, NET...................................    2,181,531       1,520,893
OTHER ASSETS..................................................      966,780          33,898
                                                                -----------      ----------
          Total Assets........................................  $25,355,447     $26,309,984
                                                                ===========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of long-term debt...........................  $     2,951     $     5,060
  Accounts payable............................................      910,201         570,603
  Accrued expenses............................................    2,102,172       3,339,895
  Deferred revenue............................................    3,429,665       3,140,801
  Accrued income taxes........................................      --              280,917
                                                                -----------      ----------
          Total Current Liabilities...........................    6,444,989       7,337,276
                                                                -----------      ----------
STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value -- Authorized -- 5,000,000
     shares, Issued and outstanding -- none...................      --
  Common stock, $.01 par value -- Authorized -- 30,000,000
     shares, Issued -- 8,582,186 shares at December 31, 1996
     and 8,569,711 shares at September 30, 1996...............       85,820          85,697
  Additional paid-in-capital..................................   18,468,068      18,222,648
  Treasury stock, at cost.....................................     (830,764)       (830,764)
  Retained earnings...........................................    1,187,334       1,495,127
                                                                -----------      ----------
          Total Stockholders' Equity..........................   18,910,458      18,972,708
                                                                -----------      ----------
          Total Liabilities and Stockholders' Equity..........  $25,355,447     $26,309,984
                                                                ===========      ==========

  The accompanying Notes are an integral part of these consolidated financial statements

                                 RESTRAC, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                         THREE MONTHS ENDED
                                                                            DECEMBER 31,
                                                                      -------------------------
                                                                         1996           1995
                                                                      ----------     ----------
REVENUE:
  Product revenue.................................................    $    2,133     $    3,154
  Services revenue................................................         2,648          1,674
                                                                      ----------     ----------
          Total revenue...........................................         4,781          4,828
                                                                      ----------     ----------
COST OF REVENUE:
  Product revenue.................................................           222            484
  Services revenue................................................         1,414          1,061
                                                                      ----------     ----------
          Total cost of revenue...................................         1,636          1,545
                                                                      ----------     ----------
GROSS MARGIN......................................................         3,145          3,283
                                                                      ----------     ----------
OPERATING EXPENSES:
  Research and development........................................         1,160            385
  Sales and marketing.............................................         1,946          1,935
  General and administrative......................................           724            576
                                                                      ----------     ----------
          Total operating expenses................................         3,830          2,896
                                                                      ----------     ----------
INCOME (LOSS) FROM OPERATIONS.....................................          (685)           387
Other Income, Net.................................................           204             46
                                                                      ----------     ----------
Income (Loss) before (Benefit) Provision for Income Taxes.........          (481)           433
(Benefit) Provision for Income Taxes..............................          (173)           208
                                                                      ----------     ----------
NET INCOME (LOSS).................................................    $     (308)    $      225
                                                                      ==========     ==========
NET INCOME (LOSS) PER SHARE.......................................    $    (0.04)    $     0.03
                                                                      ==========     ==========
Pro Forma Weighted Average Number of Common and Common Equivalent
  Shares Outstanding..............................................     7,895,053      6,912,403
                                                                      ==========     ==========

  The accompanying Notes are an integral part of these consolidated financial statements

                                 RESTRAC, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                          THREE MONTHS ENDED
                                                                             DECEMBER 31,
                                                                       ------------------------
                                                                          1996          1995
                                                                       -----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)..................................................  $  (307,793)  $  225,514
  Adjustments to reconcile net income (loss) to net cash provided by operating activities --
     Depreciation and amortization...................................      244,358      164,718
     Provision for doubtful accounts.................................      --            50,000
     Deferred income taxes, net......................................      --          (117,577)
     Compensation expense related to incentive stock options.........      122,969       --
     Development expense related to issuance of stock warrants.......       68,500       --
     Deferred rent...................................................      --            17,204
     Changes in assets and liabilities
          Accounts receivable........................................      106,403    1,092,058
          Prepaid expenses/other current assets......................     (298,062)      55,876
          Accounts payable...........................................      339,598      376,146
          Accrued expenses...........................................     (669,197)    (672,116)
          Accrued taxes..............................................     (280,917)      40,531
          Deferred revenue...........................................      288,864      (88,984)
                                                                        ----------    ---------
               NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES...     (385,277)   1,143,370
                                                                        ----------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Increase in short-term investments..............................   (6,290,132)      --
     Purchases of property and equipment.............................     (904,996)    (203,065)
     Increase in other assets........................................     (932,882)     (11,748)
     Increase in other liabilities...................................      --           (17,204)
                                                                        ----------    ---------
               NET CASH USED IN INVESTING ACTIVITIES.................   (8,128,010)    (232,017)
                                                                        ----------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on capital lease obligations...........................       (2,109)      (1,789)
     Purchase of treasury stock......................................      --           (25,794)
     Proceeds from exercise of stock options.........................        3,818       61,165
     Proceeds from employee stock purchase plan......................       50,256       --
     Payment of accumulated dividends, preferred stock...............     (568,526)      --
                                                                        ----------    ---------
               NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES...     (516,561)      33,582
                                                                        ----------    ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS.................   (9,029,848)     944,935
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.......................   20,367,641    2,966,637
                                                                        ----------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD.............................  $11,337,793   $3,911,572
                                                                        ==========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid during the period for interest........................  $       181   $      501
     Cash paid during the period for income taxes....................  $   373,626   $  115,744

  The accompanying Notes are an integral part of these consolidated financial statements

                                 RESTRAC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

(1) BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Restrac, Inc. and its wholly-owned subsidiary, Restrac Securities Corporation, collectively referred to in these Notes to Consolidated Financial Statements as, "the Company". All intercompany accounts and transactions have been eliminated in consolidation.

     The consolidated financial statements of the Company presented herein, without audit except for balance sheet information at September 30, 1996, have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and footnote disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 30, 1996 ("Fiscal 1996") included in the Company's Form 10-K filed with the Securities and Exchange Commission on December 29, 1996.

     The consolidated balance sheet as of December 31, 1996 and the consolidated statements of operations and cash flows for the three month periods ended December 31, 1996, and 1995, are unaudited but, in the opinion of management, include all adjustments (consisting solely of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

     The consolidated results of operations for the three month period ended December 31, 1996 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 1997 ("Fiscal 1997").

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying consolidated financial statements reflect the application of certain significant accounting policies described below and elsewhere in the notes to the Fiscal 1996 consolidated financial statements referenced above.

  (a) Revenue Recognition

     Product revenue includes software license fees and royalty revenue. For the 1996 fiscal period, product revenue also includes revenue from the resale of third-party hardware. Services revenue includes customer maintenance fees, training, installation and consulting. The Company recognizes product and services revenue in accordance with the provisions of Statement of Position No. 91-1, Software Revenue Recognition.

     Product revenue from software license fees is recognized upon delivery provided there are no significant Company obligations remaining and collectibility of the revenue is probable. If an acceptance period is required, revenues are recognized upon the earlier of the customer acceptance or the expiration of the acceptance period, as defined in the applicable software license agreement.

     Services revenue from customer maintenance fees for postcontract support is recognized ratably over the maintenance term, which is typically 12 months. The Company includes first year maintenance with the purchase of a system license; however, for accounting purposes, 15% of the software license fee is treated as a maintenance fee and is recognized ratably over the 12-month maintenance period. The amount allocated to customer maintenance fees for the first year is comparable to customer maintenance fees charged separately by the Company. Other services revenue from training, installation and consulting is recognized as the related services are performed.

     Deferred revenue represents payments received by the Company in advance of product delivery or service performance.

                                 RESTRAC, INC.

  (b) Earnings(Loss) per Share Calculation

     For the three month period ended December 31, 1996 net loss per common and common equivalent share was based on the weighted average number of common shares outstanding during the period. Common equivalent shares outstanding during the period, computed in accordance with the treasury stock method, were not used as their inclusion would have been anti-dilutive. For the three month period ended December 31, 1995 net income per outstanding and common equivalent share was based on the weighted average number of common and common equivalent shares outstanding during the period, computed in accordance with the treasury stock method, plus the number of shares of common stock issuable upon conversion of the redeemable preferred stock and the number of shares of common stock issued pursuant to the initial public offering sufficient to generate proceeds for the payment of approximately $409,000 of estimated redeemable convertible preferred stock dividends payable upon the closing of an initial public offering. The weighted average number of common and common equivalent shares assumes that common stock options granted and shares issued one year prior to the initial filing of a registration statement for the Company's initial public offering were outstanding for the periods presented computed in accordance with the treasury stock method.

  (c) Reclassifications

     Certain reclassifications have been made to the fiscal 1996 consolidated financial statements to conform to the fiscal 1997 presentation. Such reclassifications have no effect on previously reported income.

  (d) Cash and Cash Equivalents

     Cash equivalents consist of highly liquid investments with an original maturity of three months or less. Cash and cash equivalents are stated at cost plus accrued interest, which approximates market.

  (e) Short-Term Investments

     Short-term investments consist of U.S. Government securities, municipal securities and commercial paper with original maturities between three and twelve months. The Company classifies these short-term investments as held-to-maturity, and accordingly, they are carried at amortized cost, which approximates market.

                                 RESTRAC, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
               FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 1996

CONSOLIDATED RESULTS OF OPERATIONS

  Revenue

     Total revenue for the three month period ended December 31, 1996 was $4,781,000 as compared to $4,828,000 for the three month period ended December 31, 1995.

     Product revenue decreased to $2,133,000 for the 1997 first fiscal quarter from $3,154,000 for the comparable 1996 period. Hardware resales contributed $358,000 to the first fiscal 1996 quarter. (The Company no longer serves as a reseller of hardware). The remaining reduction resulted from proportionately smaller sales transactions, i.e., a lower average sales price, in the first fiscal 1997 quarter. Because the Company's product revenue consists of a relatively small number of large dollar transactions the average sales price can fluctuate widely from period to period. Such fluctuations are not necessarily indicative of future results.

     Services revenue increased 58% to $2,648,000 for the three months ended December 31, 1996 from $1,674,000 for the three months ended December 31, 1995. Maintenance revenue accounted for approximately 65% of this total increase, due to the continued growth in the Restrac Hire and Resume Reader for PeopleSoft installed base. Higher productivity in the client services organization contributed the remaining increase in installation, training and consulting services.

  Cost of Revenue

     Cost of product revenue decreased as a percentage of product revenue for the three months ended December 31, 1996 to 10% as compared to 15% for the same period in Fiscal 1996. This decrease was primarily attributable to the Company's exiting the business of reselling low margin scanning hardware. This decrease was partially offset by increased sales of Resume Reader for PeopleSoft and consequently increased royalty payments to PeopleSoft during the three months ended December 31, 1996.

     Cost of services revenue decreased as a percentage of services revenue for the three months ended December 31, 1996 to 53% as compared to 63% for the same period in Fiscal 1996. There was an absolute dollar increase in the cost of services revenue, primarily attributable to increased personnel and associated costs in the client services organization to support a larger client base and increased service requirements. This increase in dollar costs was offset by a larger increase in services revenue in the three months ended December 31, 1996.

     The change in mix from predominantly product revenue to predominantly services revenue, which has a substantially lower profit margin, is reflected in the slight decrease in gross margin during the first quarter of Fiscal 1997 to approximately 66% from 68% for the same period in Fiscal 1996.

  Operating Expenses

     Research and development expenses were approximately $1,160,000 or 24% of total revenue during the first quarter of Fiscal 1997 as compared to approximately $385,000 or 8% of total revenue during the first quarter of Fiscal 1996. This significant increase in both absolute dollars and as a percentage of total revenue is primarily due to increases in both personnel and consulting expenses in support of the Company's new and existing product development initiatives and its quality assurance programs. The Company had 35 employees dedicated to research and development efforts at December 31, 1996 as compared to 17 employees at December 31, 1995. The Company considers investment in research and development to be integral to its future success. Research and development spending may vary from quarter to quarter as a percentage of total revenue. All of the Company's research and development costs have been expensed as incurred.

                                 RESTRAC, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
       FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 1996 -- (CONTINUED)

     Sales and marketing expenses were approximately $1,946,000 or 41% of total revenue for the first quarter of Fiscal 1997 as compared to $1,935,000 or 40% of total revenue during the first quarter of Fiscal 1996. The Company made significant investments in its sales organization in the first fiscal quarter of 1997, adding an Area Director and expanding the number of direct sales personnel by 50% as compared to Fiscal 1996. The increases related to these investments were offset, however, by lower marketing expenses as compared to the first quarter of Fiscal 1996. The Company expects that sales and marketing expenses will continue to increase in absolute dollars; however, such expenses may vary from quarter to quarter as a percentage of total revenue.

     General and administrative expenses were approximately $724,000 or 15% of total revenue during the first quarter of Fiscal 1997 as compared to $576,000 or 12% of total revenue during the first quarter of Fiscal 1996. These costs increased both in absolute dollars and as a percentage of total revenue primarily as a result of personnel increases in support of the Company's growth and infrastructure. The Company expects that general and administrative expenses will continue to increase in absolute dollars; however, such expenses may vary from quarter to quarter as a percentage of total revenue.

     The Company leases office space in several locations. The annual rental payments under these leases are approximately $1.5 million per year and expire at various dates through December 31, 2003. These lease payments will result in an approximate $1,000,000 increase in facilities costs in Fiscal 1997 as compared to Fiscal 1996. Facilities costs are allocated among expense categories based principally on functional headcount.

  Other Income

     Other income increased to approximately $204,000 during the first quarter of Fiscal 1997 from approximately $46,000 during the first quarter of Fiscal 1996. This significant increase is due to higher cash and cash equivalents and short-term investment balances during the first quarter of Fiscal 1997, representing the proceeds raised from the Company's initial public offering in July 1996. The Company expects to continue to yield investment income on its average balance of combined cash and cash equivalents and short-term investments at an average rate comparable to that experienced for the first quarter of Fiscal 1997.

  (Benefit) Provision for Income Taxes

     The Company's effective tax rate for the three months ended December 31, 1996 was 36% as compared to 48% for the three months ended December 31, 1995. The effective tax rate represents the Company's best estimate of the rate expected to be applicable for the full fiscal year. The reduction in rate anticipated for Fiscal 1997 as compared to Fiscal 1996 is principally due to favorable state tax ramifications expected for Restrac Securities Corporation and to projected tax-exempt investment income at the Federal tax level.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1996, the Company had cash and cash equivalents and short-term investments of approximately $17,628,000, a decrease of approximately $2,740,000 from $20,368,000 at September 30, 1996. Working capital was $15,762,000 at December 31, 1996 as compared to $17,418,000 at September 30, 1996, a decrease of $1,656,000.

     Cash used in operating activities was approximately $385,000 during the first three months of Fiscal 1997. Use of cash in operating activities consisted mainly of the net loss for the quarter, prepayment of certain expenses and reductions in certain liabilities.

     The Company used approximately $8,128,000 in investing activities during the first three months of Fiscal 1997. Investing activities consisted principally of transfers from cash and cash equivalents to short-term investments of $6,290,000; the purchase of property and equipment (primarily computer equipment and

                                 RESTRAC, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
       FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 1996 -- (CONTINUED)

peripherals) which approximated $905,000, to support the growing employee base and corporate infrastructure; a cash deposit of $200,000 (included in Other Assets) against future long term royalty payments; and a cash deposit of $720,000 for the Company's new lease for its corporate headquarters. This lease deposit (included in Other Assets) is interest-bearing and its investment can be directed by the Company.

     Net cash used in financing activities was approximately $517,000. The most notable financing activity was the payment of accumulated dividends of approximately $569,000 related to redeemable convertible preferred stock which was converted to common stock as a result of the initial public offering.

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

     The Company believes that its current cash balances and cash provided by future operations will be sufficient to meet its working capital expenditure requirements for the next twelve months. Although operating activities may provide cash in certain periods, to the extent the Company experiences growth in the future, its operating and investing activities may use cash. Consequently, any future growth may require the Company to obtain additional equity or debt financing.

CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     Statements made or incorporated in this Form 10-Q include a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking statements include without limitation, statements containing the words "anticipates", "believes", "expects", "intends", "future", and words of similar import which express management's belief, expectations or intentions regarding the Company's future performance. The Company's actual results could differ materially from its historical operating results and from those set forth in the forward-looking statements and may fluctuate between operating periods. Factors that might cause such differences and fluctuations include the following: risks related to the management of growth, the Company's ability to attract, train and retain qualified personnel, product development risks, new product announcements and introductions, development and promotional expenses relating to the introduction of new products, changes in technology and industry standards, dependence on certain strategic partnerships, increased competition, changes in pricing policies by the Company and its competitors, the timing of the receipt of orders from major customers, the size and rate of growth of the market for human resources staffing software, market acceptance of the Company's products and those of its competitors, and general economic conditions. In addition, a significant portion of product revenue within a quarter is typically not realized until late in the quarter. As a result, it may be difficult for the Company to predict its total revenue for the quarter or adapt its spending levels within a quarter to reflect changes in demand for its products. The market price of the Company's common stock has been, and in the future will likely be, subject to significant fluctuations in response to variations in quarterly operating results and other factors, such as announcements of technological innovations or new products by the Company or its competitors, or other events.

                                 RESTRAC, INC.
                                   FORM 10-Q
                               DECEMBER 31, 1996

PART II -- OTHER INFORMATION:

ITEM 1.  LEGAL PROCEEDINGS

     The Company is not involved in any pending legal proceedings other than those arising in the ordinary course of the Company's business. Management believes that the resolution of these matters will not materially affect the Company's business or the financial condition of the Company.

ITEM 2.  CHANGES IN SECURITIES

     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits furnished as Exhibits hereto:

        Exhibit 11 -- Statement Regarding: Computation of earnings per Share

        Exhibit 27 -- Financial Data Schedule Pursuant to Regulation S-X Article
5

     (b) No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1996.

                                 RESTRAC, INC.
                                   FORM 10-Q
                               DECEMBER 31, 1996

PART III -- SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          RESTRAC, INC.

Date:  February 13, 1997                  /s/ LARS D. PERKINS

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