Form 10-Q
period 1997-03-31
RESTRAC INC
filed 1997-05-13
CIK 1013322

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM __________ TO __________

     COMMISSION FILE NUMBER: 0-20735

                                 RESTRAC, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      04-2935271
       (STATE OR OTHER JURISDICTION OF               (IRS EMPLOYER IDENTIFICATION NO.)
        INCORPORATION OR ORGANIZATION)

              91 HARTWELL AVENUE
                LEXINGTON, MA                                      02173
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

                                YES  X   NO
                                   -----   -----

     Indicate the number of shares outstanding of each of the issuer' s classes of common stock as of the latest practicable date:

                              TITLE OF EACH CLASS
                              -------------------
      Common stock, $.01 par value, shares outstanding at April 30, 1997:
                               8,105,866 shares

================================================================================

                                 RESTRAC, INC.

                                     INDEX

PART I -- FINANCIAL INFORMATION

                                                                                          PAGE
                                                                                          ----
Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets at March 31, 1997 and September 30, 1996.........     3

          Consolidated Statements of Operations for the three and six months ended:
          March 31, 1997 and March 31, 1996............................................     4

          Consolidated Statements of Cash Flows for the six months ended: March 31,
          1997 and March 31, 1996......................................................     5

          Notes to Consolidated Financial Statements...................................     6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
            Operations..................................................................    8

PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings............................................................    12

Item 2.   Changes in Securities........................................................    12

Item 3.   Defaults upon Senior Securities..............................................    12

Item 4.   Submission of Matters to a Vote of Security Holders..........................    12

Item 5.   Other Information............................................................    12

Item 6.   Exhibits and Reports on Form 8-K.............................................    12

PART III -- SIGNATURES.................................................................    13

Exhibit # 11...........................................................................    14

                                 RESTRAC, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                     MARCH 31,      SEPTEMBER 30,
                                                                       1997             1996
                                                                    -----------     -------------
                                                                    (UNAUDITED)
                                             ASSETS
CURRENT ASSETS
  Cash and cash equivalents.......................................  $ 7,445,123       $20,367,641
  Short-term investments..........................................    8,754,433          --
  Accounts receivable, less allowance for doubtful accounts of                          3,387,010
     $350,000.....................................................    3,157,024
  Other current assets............................................      992,895           229,577
  Deferred income taxes...........................................      770,965           770,965
                                                                    -----------       -----------
          Total Current Assets....................................   21,120,440        24,755,193
PROPERTY AND EQUIPMENT, NET.......................................    2,947,749         1,520,893
OTHER ASSETS......................................................      782,598            33,898
                                                                    -----------       -----------
          Total Assets............................................  $24,850,787       $26,309,984
                                                                    ===========       ===========

                              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of long- term debt..............................  $       753       $     5,060
  Accounts payable................................................      476,788           570,603
  Accrued expenses................................................    2,105,795         3,339,895
  Deferred revenue................................................    3,416,578         3,140,801
  Accrued income taxes............................................      --                280,917
                                                                    -----------       -----------
          Total Current Liabilities...............................    5,999,914         7,337,276
                                                                    -----------       -----------
OTHER LIABILITIES.................................................       64,690          --
                                                                    -----------       -----------
STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value -- Authorized -- 5,000,000                             --
     shares, Issued and outstanding -- none.......................      --
  Common stock, $.01 par value Authorized -- 30,000,000 shares,                            85,697
     Issued -- 8,781,015 shares at March 31, 1997 and 8,569,711
     shares at September 30, 1996.................................       87,810
  Additional paid in capital......................................   18,676,523        18,222,648
  Treasury stock..................................................     (830,764)         (830,764)
  Retained earnings...............................................      852,614         1,495,127
                                                                    -----------       -----------
          Total Stockholders' Equity..............................   18,786,183        18,972,708
                                                                    -----------       -----------
          Total Liabilities and Stockholders' Equity..............  $24,850,787       $26,309,984
                                                                    ===========       ===========

                                 RESTRAC, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                           THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                MARCH 31,                         MARCH 31,
                                        -------------------------         -------------------------
                                           1997           1996               1997           1996
                                        ----------     ----------         ----------     ----------
REVENUE:
  Product revenue...................    $    2,321     $    2,949         $    4,454     $    6,103
  Services revenue..................         2,657          2,126              5,305          3,800
                                        ----------     ----------         ----------     ----------
          Total Revenue.............         4,978          5,075              9,759          9,903
                                        ----------     ----------         ----------     ----------
COST OF REVENUE:
  Product revenue...................           165            448                387            932
  Services revenue..................         1,441          1,131              2,855          2,192
                                        ----------     ----------         ----------     ----------
          Total Cost of Revenue.....         1,606          1,579              3,242          3,124
                                        ----------     ----------         ----------     ----------
GROSS MARGIN........................         3,372          3,496              6,517          6,779
                                        ----------     ----------         ----------     ----------
OPERATING EXPENSES:
  Research and development..........         1,043            484              2,203            869
  Sales and marketing...............         2,109          1,911              4,055          3,846
  General and administrative........           918            653              1,642          1,229
                                        ----------     ----------         ----------     ----------
          Total Operating
            Expenses................         4,070          3,048              7,900          5,944
                                        ----------     ----------         ----------     ----------
INCOME (LOSS) FROM OPERATIONS.......          (698)           448             (1,383)           835
Other income, net...................           171             55                375            101
                                        ----------     ----------         ----------     ----------
Income (loss) before (benefit)
  provision for income taxes........          (527)           503             (1,008)           936
(Benefit) provision for income
  taxes.............................          (192)           201               (365)           409
                                        ----------     ----------         ----------     ----------
NET INCOME (LOSS)...................    $     (335)    $      302         $     (643)    $      527
                                        ==========     ==========         ==========     ==========
NET INCOME (LOSS) PER COMMON AND
  COMMON EQUIVALENT SHARE...........    $    (0.04)    $     0.04         $    (0.08)    $     0.08
                                        ==========     ==========         ==========     ==========
Weighted average number of common
  and common equivalent shares
  outstanding.......................     8,059,618      6,892,284          7,975,805      6,925,720
                                        ==========     ==========         ==========     ==========

                                 RESTRAC, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                         SIX MONTHS ENDED
                                                                             MARCH 31,
                                                                    ---------------------------
                                                                        1997            1996
                                                                    ------------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)...............................................  $   (642,513)    $  526,670
  Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
     Depreciation and amortization................................       559,527        491,171
     Compensation expense related to stock option grants..........       174,222
     Development expense related to issuance of stock warrants....        83,650
     Provision for doubtful accounts..............................                      129,131
     Deferred income taxes, net...................................                     (117,577)
     Changes in assets and liabilities:
          Accounts receivable.....................................       229,986        283,131
          Prepaid expenses/other current assets...................      (763,318)        75,120
          Accounts payable........................................       (93,815)        58,329
          Accrued expenses........................................      (665,574)       246,403
          Accrued taxes...........................................      (280,917)       (31,902)
          Deferred revenue........................................       275,777        143,591
          Deferred rent...........................................        64,690        (29,522)
                                                                    ------------     ----------
               NET CASH (USED IN) PROVIDED BY OPERATING
                  ACTIVITIES......................................    (1,058,285)     1,774,545
                                                                    ------------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of short-term investments..........................    (8,754,433)
     Purchases of property and equipment..........................    (1,986,383)      (447,529)
     Increase in other assets.....................................      (748,700)       (12,598)
                                                                    ------------     ----------
               NET CASH USED IN INVESTING ACTIVITIES..............   (11,489,516)      (460,127)
                                                                    ------------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on capital lease obligations........................        (4,307)        (3,653)
     Proceeds from employee stock purchase plan...................        50,256
     Payment of accumulated dividends.............................      (568,526)
     Proceeds from exercise of stock options......................       147,860         26,165
     Tax benefit of stock option exercises........................                       35,000
     Purchase of treasury stock...................................                      (25,794)
                                                                    ------------     ----------
               NET CASH (USED IN) PROVIDED BY FINANCING
                  ACTIVITIES......................................      (374,717)        31,718
                                                                    ------------     ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..............   (12,922,518)     1,346,136
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD....................    20,367,641      2,966,637
                                                                    ------------     ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD..........................  $  7,445,123     $4,312,773
                                                                    ============     ==========

                                 RESTRAC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

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

     The consolidated balance sheet as of March 31, 1997, the consolidated statements of operations for the three and six month periods ended March 31, 1997 and 1996, and the consolidated statements of cash flows for the six month periods ended March 31, 1997 and 1996, are unaudited but, in the opinion of management, include all adjustments (consisting solely of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

     The consolidated results of operations for the six month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 1997 ("Fiscal 1997").

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying consolidated financial statements reflect the application of certain significant accounting policies described below and elsewhere in the notes to the Fiscal 1996 consolidated financial statements referenced above.

  (a) Revenue Recognition

     Product revenue includes software license fees and royalty revenue. For Fiscal 1996, product revenue also includes revenue from the resale of third-party hardware. Services revenue includes customer maintenance fees and fees for training, installation, consulting and resume scanning. The Company recognizes product and services revenue in accordance with the provisions of Statement of Position No. 91-1, Software Revenue Recognition.

     Product revenue from software license fees is recognized upon delivery provided there are no significant Company obligations remaining and collectibility of the revenue is probable. If an acceptance period is allowed, revenue is recognized upon the earlier of the customer acceptance or the expiration of the acceptance period, as defined in the applicable software license agreement.

     Services revenue from customer maintenance fees for postcontract support is recognized ratably over the maintenance term, which is typically 12 months. The Company includes first year maintenance with the purchase of a system license; however, for accounting purposes, 15% of the software license fee is treated as a maintenance fee and is recognized ratably over the 12-month maintenance period. The amount allocated to customer maintenance fees for the first year is comparable to customer maintenance fees charged separately by the Company. Other services revenue from training, installation, consulting and resume scanning is recognized as the related services are performed.

     Deferred revenue represents payments received by the Company in advance of product delivery or service performance.

                                 RESTRAC, INC.

  (b) Earnings (Loss) per Share Calculation

     For the three and six month periods ended March 31, 1997, net loss per common and common equivalent share was based on the weighted average number of common shares outstanding during the period. Common equivalent shares outstanding during the period, computed in accordance with the treasury stock method, were not used as their inclusion would have been anti-dilutive. For the three and six month periods ended March 31, 1996, net income per outstanding common and common equivalent share was based on the weighted average number of common and common equivalent shares outstanding during the period, computed in accordance with the treasury stock method, plus the number of shares of common stock issuable upon conversion of the redeemable convertible preferred stock and the number of shares of common stock issued pursuant to the initial public offering sufficient to generate proceeds for the payment of approximately $569,000 of estimated redeemable convertible preferred stock dividends payable upon the closing of an initial public offering. The weighted average number of common and common equivalent shares assumes that common stock options granted and shares issued one year prior to the initial filing of a registration statement for the Company's initial public offering were outstanding for the periods presented computed in accordance with the treasury stock method.

     In March 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share. This pronouncement is effective for fiscal years ending after December 15, 1997. One of the more significant changes is the replacement of primary earnings per share with "basic" earnings per share. Basic earnings per share is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding, with no consideration given for any potentially dilutive securities. Fully diluted earnings per share, now called "diluted" earnings per share, is still required. As net losses were presented for the 1997 periods in the accompanying consolidated financial statements, the pro forma loss per share, computed under the new statement, is the same as the loss per share presented. The computational differences in fully diluted earnings per share under the new pronouncement would have no impact on earnings per share as presented for the Fiscal 1996 periods.

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

                                 RESTRAC, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED MARCH 31, 1997

CONSOLIDATED RESULTS OF OPERATIONS

  Revenue

     Total revenue for the three and six month periods ended March 31, 1997 was $4,978,000 and $9,759,000, respectively, as compared to $5,075,000 and
$9,903,000 for the respective three and six month periods ended March 31, 1996.

     Product revenue of $2,321,000 for the three months ended March 31, 1997 decreased 21% from $2,949,000 for the three months ended March 31, 1996. For the six months ended March 31, 1997, product revenue of $4,454,000 decreased 27% from $6,103,000 for the comparable 1996 period. Hardware resales contributed $358,000 to the first fiscal 1996 quarter. (The Company no longer serves as a reseller of hardware). The remaining reduction in both the three and six month periods of Fiscal 1997 resulted from proportionately smaller sales transactions in the first half of Fiscal 1997. Because the Company's product revenue consists of a relatively small number of large dollar transactions, the average sales price can fluctuate widely from period to period. Such fluctuations are not necessarily indicative of future results.

     Services revenue of $2,657,000 for the three months ended March 31, 1997 increased 25% from $2,126,000 for the three months ended March 31, 1996. For the six months ended March 31, 1997, services revenue increased 40% to $5,305,000 from $3,800,000 for the comparable 1996 period. Maintenance revenue accounted for substantially all of the increase for the three month period and approximately 79% of the total increase for the six month period, due to the continued growth in the Restrac Hire and Resume Reader for PeopleSoft installed base.

  Cost of Revenue

     Cost of product revenue of $165,000 for the three months ended March 31, 1997 decreased 63% from $448,000 for the three months ended March 31, 1996. For the six months ended March 31, 1997, cost of product revenue of $387,000 decreased 58% from $932,000 for the comparable 1996 period. Cost of product revenue represented 7% and 9% of total product revenue for the three and six month periods, respectively, of Fiscal 1997 as compared to 15% for both the three and six month periods of Fiscal 1996. Certain costs and charges were experienced in the Fiscal 1996 first half which are not present in Fiscal 1997, including the costs associated with the reselling of scanning hardware. Cost of product revenue is also affected by the proportionate mix of Resume Reader for PeopleSoft sales, which carry a royalty burden. Product mix can vary from period to period, and historic results are not necessarily indicative of future results.

     Cost of services revenue increased 27% to $1,441,000 for the three months ended March 31, 1997 from $1,131,000 for the three months ended March 31, 1996. For the six months ended March 31, 1997, cost of services revenue increased 30% to $2,855,000 from $2,192,000 for the comparable 1996 period. The increases in absolute dollars are principally attributable to proportionately higher services revenue. Cost of services revenue represented 54% of total services revenue for the three and six month periods of Fiscal 1997 as compared to 53% and 58% for the respective three and six month periods of Fiscal 1996.

     The change in mix from predominantly product revenue to predominantly services revenue, which has a substantially lower profit margin, is reflected in the slight decrease in gross margin during the three and six month periods ended March 31, 1997 to 68% and 67%, respectively, from 69% and 68% in the comparable Fiscal 1996 periods.

  Operating Expenses

     Research and development expenses were approximately $1,043,000 or 21% of total revenue and $2,203,000 or 23% of total revenue during the three and six months ended March 31, 1997, respectively, as

                                 RESTRAC, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
 FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED MARCH 31, 1997 -- (CONTINUED)

compared to approximately $484,000 and $869,000 or 9% of total revenue for the comparable Fiscal 1996 periods. This significant increase in both absolute dollars and as a percentage of total revenue is primarily due to increases in both personnel and consulting expenses in support of the Company's new and existing product development initiatives and its quality assurance programs. The Company had 35 employees dedicated to research and development efforts at March 31, 1997 as compared to 18 employees at March 31, 1996. The Company considers investment in research and development to be integral to its future success. Research and development spending may vary from quarter to quarter as a percentage of total revenue. All of the Company's research and development costs have been expensed as incurred.

     Sales and marketing expenses were approximately $2,109,000 and $4,055,000 or 42% of total revenue for the three and six months ended March 31, 1997, respectively, as compared to $1,911,000 or 38% and $3,846,000 or 39% of total revenue for the comparable Fiscal 1996 periods. The Company made significant investments in its sales organization in the first fiscal quarter of 1997, adding an Area Director and expanding the number of direct sales personnel by 50% as compared to Fiscal 1996. The increases related to these investments were offset in part by lower marketing expenses for the six months ended March 31, 1997 as compared to the first half of Fiscal 1996. The Company expects that sales and marketing expenses will continue to increase in absolute dollars; however, such expenses may vary from quarter to quarter as a percentage of total revenue.

     General and administrative expenses were approximately $918,000 or 18% of total revenue and $1,642,000 or 17% of total revenue for the three and six month periods ended March 31, 1997, respectively, compared to $653,000 or 13% and $1,229,000 or 12% of total revenue for the comparable Fiscal 1996 periods. Over 50% of the year-over-year increase experienced in the second fiscal quarter is attributable to certain one-time charges related to the move of the Company's corporate headquarters and to certain personnel changes. The remaining increase for the quarter and year to date, both in absolute dollars and as a percentage of total revenue, is largely the result of personnel increases in support of the Company's infrastructure.

     The Company leases office space in several locations. The annual rental payments under these leases are approximately $1,500,000 and expire at various dates through December 31, 2003. These lease payments will result in an approximate $1,000,000 increase in facilities costs in Fiscal 1997 as compared to Fiscal 1996. Facilities costs are allocated among expense categories based principally on functional headcount.

  Other Income, Net

     Other income increased to approximately $171,000 and $375,000 for the three and six month periods ended March 31, 1997, respectively, from $55,000 and $101,000 for the comparable 1996 periods. These increases are due to higher cash and cash equivalents and short-term investment balances during the 1997 periods, representing the proceeds raised from the Company's initial public offering in July 1996. The Company expects to continue to yield investment income on its average balance of combined cash and cash equivalents and short-term investments at an average rate comparable to that experienced for the first half of Fiscal 1997.

  (Benefit) Provision for Income Taxes

     The Company's effective tax rate for the three and six month periods ended March 31, 1997 was 36% as compared to 40% and 44% for the respective three and six month periods ended March 31, 1996. The effective tax rate represents the Company's best estimate of the rate expected to be applicable for the full fiscal year. The reduction in rate anticipated for Fiscal 1997 as compared to Fiscal 1996 is principally due to favorable state tax ramifications expected for Restrac Securities Corporation and to projected tax-exempt investment income at the Federal tax level.

                                 RESTRAC, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
 FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED MARCH 31, 1997 -- (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1997, the Company had cash and cash equivalents and short-term investments of approximately $16,200,000, a decrease of approximately $4,168,000 from $20,368,000 at September 30, 1996. Working capital was $15,121,000 at March 31, 1997 as compared to $17,418,000 at September 30, 1996, a decrease of $2,297,000.

     Cash used in operating activities was approximately $1,058,000 during the six months ended March 31, 1997. Use of cash in operating activities consisted mainly of the net loss for the first half and of the timing of disbursements, resulting in prepayment of certain expenses and reductions in certain liabilities.

     The Company used approximately $11,500,000 in investing activities during the first half of Fiscal 1997. Investing activities consisted principally of the purchase of short-term investments of $8,754,000; the purchase of property and equipment (primarily computer and networking equipment, peripherals and software) which approximated $1,986,000 to support the corporate infrastructure; and a cash deposit of $720,000 for the Company's new lease for its corporate headquarters. This lease deposit (included in Other Assets) is interest-bearing and its investment can be directed by the Company.

     Net cash used in financing activities for the six months ended March 31, 1997 was approximately $375,000. The most notable financing activity was the payment of accumulated dividends of approximately $569,000 related to redeemable convertible preferred stock which was converted to common stock as a result of the initial public offering. This outflow was partially offset by the combined proceeds from the exercise of stock options and from the employee stock purchase plan totaling approximately $198,000.

     To date, the Company has not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. Cash has been, and the Company contemplates that it will continue to be, invested in interest-bearing, investment grade securities.

     From time to time, the Company may evaluate potential acquisitions of products, businesses and technologies that may complement or expand the Company's business. The Company currently does not have any understandings, commitments or agreements with respect to any such acquisitions. Any such transactions consummated may use a portion of the Company's working capital or require the issuance of equity or debt.

     The Company believes that its current cash and cash equivalent and short-term investment balances and cash provided by future operations will be sufficient to meet its working capital expenditure requirements for at least the next twelve months. Although operating activities may provide cash in certain periods, operating and investing activities may use cash in other periods. Consequently, any future growth may require the Company to obtain additional equity or debt financing.

CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     Statements made or incorporated in this Form 10-Q include a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, without limitation, statements containing the words "anticipates", "believes", "expects", "intends", "future", and words of similar import which express management's belief, expectations or intentions regarding the Company's future performance. The Company's actual results could differ materially from its historical operating results and from those set forth in the forward-looking statements herein and may fluctuate between operating periods. Factors that might cause such differences and fluctuations include the following: risks related to the management of change, the Company's ability to attract, train and retain qualified personnel, product development risks, new product announcements and introductions, dependence on certain strategic partnerships, development and promotional expenses relating to the introduction of new products, changes in technology and industry standards, increased

                                 RESTRAC, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
 FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED MARCH 31, 1997 -- (CONTINUED)

competition, changes in pricing policies by the Company and its competitors, the timing of the receipt of orders from major customers, the size and rate of growth of the market for human resources staffing software, market acceptance of the Company's products and those of its competitors and general economic conditions. In addition, a significant portion of product revenue within a quarter is typically not realized until late in the quarter. As a result, it may be difficult for the Company to predict its total revenue for the quarter or adapt its spending levels within a quarter to reflect changes in demand for its products. The market price of the Company's common stock has been, and in the future will likely be, subject to significant fluctuations in response to variations in quarterly operating results and other factors, such as announcements of technological innovations or new products by the Company or its competitors, or other events.

                                 RESTRAC, INC.
                                   FORM 10-Q
                                 MARCH 31, 1997

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

     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Annual Stockholders' Meeting on February 3, 1997: At the annual meeting of the Company's stockholders, 7,188,465 shares, or 91.048% of the Company's outstanding common stock as of the record date of December 16, 1996, voted on the election of Russell J. Campanello as a Class I Director to serve until the annual meeting of stockholders following the close of the Company's 1999 fiscal year and until his successor is duly elected and qualified. Such shares were voted as follows:

              NOMINEE                                 FOR      WITHHELD
              -------                              ---------   ---------
              Russell J. Campanello                7,150,565    37,900

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits furnished as Exhibits hereto:

         Exhibit 11 -- Statement Regarding: Computation of earnings per Share

         Exhibit 27 -- Financial Data Schedule Pursuant to Regulation S-X
                       Article 5

     (b) No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1997.

                                 RESTRAC, INC.
                                   FORM 10-Q
                                 MARCH 31, 1997

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          RESTRAC, INC.

Date:  May 13, 1997                       /s/ LARS D. PERKINS
                                          --------------------------------------
                                                     LARS D. PERKINS
                                                 Chief Executive Officer



                                          /s/ CYNTHIA G. EADES
                                          --------------------------------------
                                                     CYNTHIA G. EADES
                                                 Chief Financial Officer