Form 10-Q
period 1997-06-30
RESTRAC INC
filed 1997-08-14
CIK 1013322

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
                                    ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 1997
                                       OR
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                                EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM           TO
                        COMMISSION FILE NUMBER: 0-20735

                            ------------------------

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

                              TITLE OF EACH CLASS

 Common stock, $.01 par value, shares outstanding at August 4, 1997: 8,160,216 shares

================================================================================

                                 RESTRAC, INC.

                                     INDEX

                                                                                          PAGE
                                                                                          ----
PART I -- FINANCIAL INFORMATION
Item 1.   Consolidated Financial Statements
          Consolidated Balance Sheets at June 30, 1997 and September 30, 1996...........    3
          Consolidated Statements of Operations for the three and nine months ended:
          June 30, 1997 and June 30, 1996...............................................    4
          Consolidated Statements of Cash Flows for the nine months ended: June 30, 1997
          and June 30, 1996.............................................................    5
          Notes to Consolidated Financial Statements....................................    6
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations....................................................................    8
PART II -- OTHER INFORMATION
Item 1.   Legal Proceedings.............................................................   12
Item 2.   Changes in Securities.........................................................   12
Item 3.   Defaults upon Senior Securities...............................................   12
Item 4.   Submission of Matters to a Vote of Security Holders...........................   12
Item 5.   Other Information.............................................................   12
Item 6.   Exhibits and Reports on Form 8-K..............................................   12
PART III -- SIGNATURES..................................................................   13
Exhibit # 11............................................................................   14
Exhibit # 27............................................................................   15

                                 RESTRAC, INC.

                          CONSOLIDATED BALANCE SHEETS


                                                                      JUNE 30,      SEPTEMBER 30,
                                                                        1997            1996
                                                                    -----------     -------------
                                                                    (UNAUDITED)
                                             ASSETS
Current Assets
Cash and cash equivalents.........................................  $10,867,294       $20,367,641
Short-term investments............................................    5,979,659                --
Accounts receivable, less allowance for doubtful accounts of
  $350,000........................................................    2,937,782         3,387,010
Other current assets..............................................    1,443,031           229,577
Deferred income taxes.............................................      770,965           770,965
                                                                    -----------       -----------
     Total Current Assets.........................................   21,998,731        24,755,193
Property and equipment, net.......................................    3,056,559         1,520,893
Other assets......................................................      776,416            33,898
                                                                    -----------       -----------
     Total Assets.................................................  $25,831,706       $26,309,984
                                                                    ===========       ===========
                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt.................................  $        --       $     5,060
Accounts payable..................................................    1,261,790           570,603
Accrued expenses..................................................    1,835,508         3,339,895
Deferred revenue..................................................    4,014,625         3,140,801
Accrued income taxes..............................................           --           280,917
                                                                    -----------       -----------
     Total Current Liabilities....................................    7,111,923         7,337,276
                                                                    -----------       -----------
Other liabilities.................................................      127,927                --
                                                                    -----------       -----------
Stockholders' equity
Preferred stock, $.01 par value--Authorized--5,000,000 shares,
  Issued and outstanding--none....................................           --                --
Common stock, $.01 par value--Authorized--30,000,000 shares,
  Issued--8,821,579 shares at June 30, 1997 and 8,569,711 shares
  at September 30, 1996...........................................       88,215            85,697
Additional paid in capital........................................   18,762,970        18,222,648
Treasury stock....................................................     (830,764)         (830,764)
Retained earnings.................................................      571,435         1,495,127
                                                                    -----------       -----------
     Total Stockholders' Equity...................................   18,591,856        18,972,708
                                                                    -----------       -----------
     Total Liabilities and Stockholders' Equity...................  $25,831,706       $26,309,984
                                                                    ===========       ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 RESTRAC, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)
                                  (UNAUDITED)

                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                                    JUNE 30,                      JUNE 30,
                                            -------------------------     -------------------------
                                               1997           1996           1997           1996
                                            ----------     ----------     ----------     ----------
Revenue:
     Product revenue......................  $    2,815     $    3,481     $    7,269     $    9,581
     Services revenue.....................       2,938          2,116          8,243          5,919
                                            ----------     ----------     ----------     ----------
          Total revenue...................       5,753          5,597         15,512         15,500
                                            ----------     ----------     ----------     ----------
Cost of revenue:
     Product revenue......................         105            299            492          1,231
     Services revenue.....................       1,641          1,297          4,496          3,489
                                            ----------     ----------     ----------     ----------
          Total cost of revenue...........       1,746          1,596          4,988          4,720
                                            ----------     ----------     ----------     ----------
          Gross margin....................       4,007          4,001         10,524         10,780
                                            ----------     ----------     ----------     ----------
Operating expenses:
     Research and development.............       1,379            600          3,582          1,476
     Sales and marketing..................       2,228          2,158          6,283          6,068
     General and administrative...........         987            708          2,629          1,866
                                            ----------     ----------     ----------     ----------
          Total operating expenses........       4,594          3,466         12,494          9,410
                                            ----------     ----------     ----------     ----------
Income (loss) from operations.............        (587)           535         (1,970)         1,370
Other income, net.........................         154             64            529            165
                                            ----------     ----------     ----------     ----------
Income (loss) before (benefit) provision
  for income taxes........................        (433)           599         (1,441)         1,535
(Benefit) provision for income taxes......        (153)           249           (518)           660
                                            ----------     ----------     ----------     ----------
Net income (loss).........................  $     (280)    $      350     $     (923)    $      875
                                            ==========     ==========     ==========     ==========
Net income (loss) per common and common
  equivalent share........................  $    (0.03)    $     0.05     $    (0.12)    $     0.13
                                            ==========     ==========     ==========     ==========
Weighted average number of common and
  common equivalent shares outstanding....   8,115,898      6,914,397      8,022,502      6,921,946
                                            ==========     ==========     ==========     ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 RESTRAC, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                     NINE MONTHS       NINE MONTHS
                                                                        ENDED             ENDED
                                                                    JUNE 30, 1997     JUNE 30, 1996
                                                                    -------------     -------------
Cash Flows from Operating Activities:
     Net income (loss)............................................   $   (923,692)     $    875,203
     Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
          Depreciation and amortization...........................        884,625           641,681
          Compensation expense related to stock option grants.....        194,222                --
          Development expense related to issuance of stock
             warrants.............................................         98,643                --
          Deferred income taxes, net..............................                         (201,488)
          Changes in assets and liabilities:
               Accounts receivable................................        449,228           302,017
               Prepaid expenses/other current assets..............     (1,213,454)          123,487
               Accounts payable...................................        691,187           150,380
               Accrued expenses...................................       (935,861)          185,680
               Accrued taxes......................................       (280,917)           (5,530)
               Deferred revenue...................................        873,824           100,080
               Other liabilities..................................        127,927           (40,000)
                                                                     ------------      ------------
                    Net cash (used in) provided by operating
                       activities.................................        (34,268)        2,131,510
                                                                     ------------      ------------
Cash Flows from Investing Activities:
     Purchases of short-term investments, net.....................     (5,979,659)               --
     Purchases of property and equipment..........................     (2,420,291)         (724,381)
     Increase in other assets.....................................       (742,518)         (110,617)
                                                                     ------------      ------------
                    Net cash used in investing activities.........     (9,142,468)         (834,998)
                                                                     ------------      ------------
Cash Flows from Financing Activities:
     Payments on capital lease obligations........................         (5,060)           (5,595)
     Proceeds from employee stock purchase plan...................         78,973                --
     Payment of accumulated dividends.............................       (568,526)               --
     Proceeds from exercise of stock options......................        171,002            67,015
     Purchase of treasury stock...................................             --           (25,794)
                                                                     ------------      ------------
                    Net cash (used in) provided by financing
                       activities.................................       (323,611)           35,626
                                                                     ------------      ------------
Net (Decrease) Increase in Cash and Cash Equivalents..............     (9,500,347)        1,332,138
Cash and cash equivalents, beginning of period....................     20,367,641         2,966,637
                                                                     ------------      ------------
Cash and cash equivalents, end of period..........................   $ 10,867,294      $  4,298,775
                                                                     ============      ============
Supplemental disclosure of cash flow information
     Cash used for interest.......................................   $        284      $      1,275
                                                                     ============      ============
     Cash used for income taxes...................................   $    442,020      $    665,226
                                                                     ============      ============
Supplemental disclosure of noncash investing and financing
  activities:
     Dividend accretion...........................................   $         --      $    210,228
                                                                     ============      ============

  The accompanying notes are an integral part of these consolidated financial statements.

                                 RESTRAC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997

(1)  BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Restrac, Inc. and its wholly-owned subsidiary, Restrac Securities Corporation, collectively referred to in these Notes to Consolidated Financial Statements as "the Company". All intercompany accounts and transactions have been eliminated in consolidation.

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

     The consolidated balance sheet as of June 30, 1997, the consolidated statements of operations for the three and nine month periods ended June 30, 1997 and 1996, and the consolidated statements of cash flows for the nine month periods ended June 30, 1997 and 1996, are unaudited but, in the opinion of management, include all adjustments (consisting solely of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

     The consolidated results of operations for the nine month period ended June 30, 1997 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 1997 ("Fiscal 1997").

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

     Services revenue from customer maintenance fees for postcontract support is recognized ratably over the maintenance term, which is typically 12 months. The Company includes first year maintenance with the purchase of a system license; however, for accounting purposes, generally 15% of the software license fee is treated as a maintenance fee and is recognized ratably over the 12-month maintenance period. The amount allocated to customer maintenance fees for the first year is comparable to customer maintenance fees charged separately by the Company. Other services revenue from training, installation, consulting and resume scanning is recognized as the related services are performed.

     Deferred revenue represents payments received by the Company in advance of product delivery or service performance.

                                 RESTRAC, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                 JUNE 30, 1997

  (b) Net Income (Loss) per Share Calculation

     For the three and nine month periods ended June 30, 1997, net income per common and common equivalent share was based on the weighted average number of common shares outstanding during the period. Common equivalent shares outstanding during the period, computed in accordance with the treasury stock method, were not used as their inclusion would have been anti-dilutive. For the three and nine month periods ended June 30, 1996, net income per outstanding common and common equivalent share was based on the weighted average number of common and common equivalent shares outstanding during the period, computed in accordance with the treasury stock method, plus the number of shares of common stock issuable upon conversion of the redeemable convertible preferred stock and the number of shares of common stock issued pursuant to the initial public offering sufficient to generate proceeds for the payment of approximately $569,000 of estimated redeemable convertible preferred stock dividends payable upon the closing of an initial public offering. The weighted average number of common and common equivalent shares assumes that common stock options granted and shares issued one year prior to the initial filing of a registration statement for the Company's initial public offering were outstanding for the periods presented computed in accordance with the treasury stock method.

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

  (d) Cash and Cash Equivalents

     Cash equivalents consist of highly liquid investments with an original maturity of three months or less. Cash and cash equivalents are stated at amortized cost, which approximates market.

  (e) Short-Term Investments

     Short-term investments consist of U.S. Government securities, municipal securities and commercial paper with original maturities between three and twelve months. The Company classifies these short-term investments as held-to-maturity, and accordingly, they are carried at amortized cost, which approximates market.

                                 RESTRAC, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            FOR THE THREE AND NINE MONTH PERIODS ENDED JUNE 30, 1997
                       CONSOLIDATED RESULTS OF OPERATIONS

  Revenue

     Total revenue for the three and nine month periods ended June 30, 1997 was $5,753,000 and $15,512,000, respectively, as compared to $5,597,000 and
$15,500,000 for the respective three and nine month periods ended June 30, 1996.

     Product revenue was $2,815,000 for the three months ended June 30, 1997 compared to $3,481,000 for the three months ended June 30, 1996. For the nine months ended June 30, 1997, product revenue was $7,269,000 compared to $9,581,000 for the comparable 1996 period. The reduction in product revenue for the third fiscal quarter of 1997 resulted largely from lower unit shipment volumes as compared to the comparable 1996 period, partially offset by an increase in average sales price. For the nine month period ended June 30, 1997, the decrease in product revenue related to a combination of lower unit shipment volumes and proportionately smaller sales transactions. Because the Company's product revenue consists of a relatively small number of large dollar transactions, the average sales price and number of units shipped can fluctuate widely from period to period. Such fluctuations are not necessarily indicative of future results.

     Services revenue of $2,938,000 for the three months ended June 30, 1997 increased 39% from $2,116,000 for the three months ended June 30, 1996. For the nine months ended June 30, 1997, services revenue increased 39% to $8,243,000 from $5,919,000 for the comparable 1996 period. Maintenance revenue accounted for approximately 60% and 72% of the total increase for the respective three and nine month periods, due to the continued growth in the Restrac Hire and Resume Reader for PeopleSoft installed base. Scanning services, which commenced late in the third fiscal quarter of 1996, accounted for approximately 28% and 26% of the total increase in services revenue for the respective three and nine month periods.

  Cost of Revenue

     Cost of product revenue of $105,000 for the three months ended June 30, 1997 decreased 65% from $299,000 for the three months ended June 30, 1996. For the nine months ended June 30, 1997, cost of product revenue of $492,000 decreased 60% from $1,231,000 for the comparable 1996 period. Cost of product revenue represented 4% and 7% of total product revenue for the three and nine month periods, respectively, of Fiscal 1997 as compared to 9% and 13%, respectively, for the comparable three and nine month periods of Fiscal 1996. Certain costs and charges were experienced in the Fiscal 1996 first half which are not present in Fiscal 1997, including the costs associated with the reselling of scanning hardware. Cost of product revenue was also affected by the proportionate mix of Resume Reader for PeopleSoft sales, which carried a royalty burden through April, 1997.

     Cost of services revenue increased 27% to $1,641,000 for the three months ended June 30, 1997 from $1,297,000 for the three months ended June 30, 1996. For the nine months ended June 30, 1997, cost of services revenue increased 29% to $4,496,000 from $3,489,000 for the comparable 1996 period. The increases in absolute dollars are principally attributable to proportionately higher services revenue. Cost of services revenue represented 56% and 55% of total services revenue for the respective three and nine month periods of Fiscal 1997 as compared to 61% and 59% for the respective three and nine month periods of Fiscal 1996.

     The higher mix of services revenue in the 1997 periods is reflected in the slight decrease in gross margin during the three and nine month periods ended June 30, 1997 to 70% and 68%, respectively, from 71% and 70% in the comparable Fiscal 1996 periods.

                                 RESTRAC, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            FOR THE THREE AND NINE MONTH PERIODS ENDED JUNE 30, 1997
               CONSOLIDATED RESULTS OF OPERATIONS -- (CONTINUED)

  Operating Expenses

     Research and development expenses were $1,379,000 or 24% of total revenue and $3,582,000 or 23% of total revenue during the three and nine months ended June 30, 1997, respectively, as compared to $600,000 and $1,476,000 or 11% and 10%, respectively, of total revenue for the comparable Fiscal 1996 periods. This significant increase in both absolute dollars and as a percentage of total revenue is primarily due to increases in both personnel and consulting expenses in support of the Company's new and existing product development initiatives and its quality assurance programs. The Company had 35 employees dedicated to research and development efforts at June 30, 1997 as compared to 21 employees at June 30, 1996. The Company considers investment in research and development to be integral to its future success. Research and development spending may vary from quarter to quarter as a percentage of total revenue. All of the Company's research and development costs have been expensed as incurred.

     Sales and marketing expenses were $2,228,000 and $6,283,000 or 39% and 41%, respectively, of total revenue for the three and nine months ended June 30, 1997 as compared to $2,158,000 and $6,068,000 or 39% of total revenue for the comparable Fiscal 1996 periods. The Company made significant investments in its sales organization in the first fiscal quarter of 1997, adding an Area Director and increasing the number of direct sales personnel by 50% as compared to Fiscal 1996. During the second fiscal quarter of 1997, the Company expanded its West Coast and Central U.S. facilities to accommodate the geographic distribution of sales and services personnel and to better support the customer base. The increases related to these investments were offset in part by lower marketing expenses for the nine months ended June 30, 1997 as compared to 1996. The Company expects that sales and marketing expenses will continue to increase in absolute dollars; however, such expenses may vary from quarter to quarter as a percentage of total revenue.

     General and administrative expenses were $987,000 and $2,629,000 or 17% of total revenue for the three and nine month periods ended June 30, 1997, respectively, compared to $708,000 or 13% and $1,866,000 or 12% of total revenue for the comparable Fiscal 1996 periods. The increase for the quarter and year to date, both in absolute dollars and as a percentage of total revenue, is largely the result of personnel increases in support of the Company's infrastructure, increased costs associated with the Company's having gone public, investments in internal systems and a one-time charge in the second fiscal quarter of 1997 related to the move of the Company's corporate headquarters.

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

  Other Income, Net

     Other income increased to approximately $154,000 and $529,000 for the three and nine month periods ended June 30, 1997, respectively, from $64,000 and $165,000 for the comparable 1996 periods. These increases are due to higher cash and cash equivalents and short-term investment balances during the 1997 periods, representing the proceeds raised from the Company's initial public offering in July, 1996. The Company expects to continue to yield investment income on its average balance of combined cash and cash equivalents and short-term investments at an average rate comparable to that experienced for the nine months ended June 30, 1997.

                                 RESTRAC, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            FOR THE THREE AND NINE MONTH PERIODS ENDED JUNE 30, 1997
               CONSOLIDATED RESULTS OF OPERATIONS -- (CONTINUED)

  (Benefit) Provision for Income Taxes

     The Company's effective tax rate for the three and nine month periods ended June 30, 1997 was 35% and 36%, respectively, as compared to 42% and 43% for the respective three and nine month periods ended June 30, 1996. The effective tax rate represents the Company's best estimate of the rate expected to be applicable for the full fiscal year. The reduction in rate anticipated for Fiscal 1997 as compared to Fiscal 1996 is principally due to favorable state tax ramifications expected for Restrac Securities Corporation and to projected tax-exempt investment income at the Federal tax level.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1997, the Company had cash and cash equivalents and short-term investments of $16,847,000, a decrease of $3,521,000 from $20,368,000 at
September 30, 1996. Working capital was $14,887,000 at June 30, 1997 as compared to $17,418,000 at September 30, 1996, a decrease of $2,531,000.

     Cash used in operating activities was $34,000 during the nine months ended June 30, 1997. Use of cash in operating activities consisted mainly of the net loss for the nine months, the offsetting effect of depreciation and amortization, and the timing of receipts and disbursements, resulting in prepayment of certain expenses, reductions in accounts receivable and fluctuations in certain liabilities.

     The Company used $9,142,000 in investing activities during the first nine months of Fiscal 1997. Investing activities consisted principally of the net purchase of short-term investments of $5,980,000; the purchase of property and equipment (primarily computer and networking equipment, peripherals and software) which approximated $2,420,000 to support the corporate infrastructure; and a cash deposit of $720,000 for the Company's new lease for its corporate headquarters. This lease deposit (included in Other Assets) is interest-bearing and its investment can be directed by the Company.

     Net cash used in financing activities for the nine months ended June 30, 1997 was $324,000. The most notable financing activity was the payment of accumulated dividends of $569,000 related to redeemable convertible preferred stock which was converted to common stock as a result of the initial public offering. This outflow was partially offset by the combined proceeds from the exercise of stock options and from the employee stock purchase plan totaling $250,000.

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

                                 RESTRAC, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            FOR THE THREE AND NINE MONTH PERIODS ENDED JUNE 30, 1997
               CONSOLIDATED RESULTS OF OPERATIONS -- (CONTINUED)

CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     Statements made or incorporated in this Form 10-Q include a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, without limitation, statements containing the words "anticipates", "believes", "expects", "intends", "future", and words of similar import which express management's belief, expectations or intentions regarding the Company's future performance. The Company's actual results could differ materially from its historical operating results and from those set forth in the forward-looking statements herein and may fluctuate between operating periods. Factors that might cause such differences and fluctuations include the following: risks related to the management of change, product development risks, new product announcements and introductions, market acceptance of the Company's products and those of its competitors, changes in technology and industry standards, increased competition, changes in pricing policies by the Company and its competitors, the Company's ability to attract, train and retain qualified personnel, the timing of the receipt of orders from customers, the size and rate of growth of the market for human resources staffing software, dependence on certain strategic partnerships, development and promotional expenses relating to the introduction of new products and general economic conditions. In addition, a significant portion of product revenue within a quarter is typically not realized until late in the quarter. As a result, it may be difficult for the Company to predict its total revenue for the quarter or adapt its spending levels within a quarter to reflect changes in demand for its products. The market price of the Company's common stock has been, and in the future will likely be, subject to significant fluctuations in response to variations in quarterly operating results and other factors, such as announcements of technological innovations or new products by the Company or its competitors, or other events.

                                 RESTRAC, INC.

                                   FORM 10-Q
                                 JUNE 30, 1997

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

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS FURNISHED AS EXHIBITS HERETO:

    Exhibit 11- Statement Regarding: Computation of Earnings per Share

    Exhibit 27- Financial Data Schedule Pursuant to Regulation S-X Article 5

(B) NO REPORTS ON FORM 8-K WERE FILED BY THE COMPANY DURING THE QUARTER ENDED JUNE 30, 1997.

                                 RESTRAC, INC.

                                   FORM 10-Q
                                 JUNE 30, 1997

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          RESTRAC, INC.

Date: August 14, 1997
                                                /s/
                                          --------------------------------------
                                                     LARS D. PERKINS
                                                 CHIEF EXECUTIVE OFFICER

                                               /s/
                                          --------------------------------------
                                                     CYNTHIA G. EADES
                                                 CHIEF FINANCIAL OFFICER