Form 10-K
period 1997-09-30
RESTRAC INC
filed 1997-12-22
CIK 1013322

================================================================================

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

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM  _ TO  _

                        COMMISSION FILE NUMBER: 0-20735

                                 RESTRAC, INC.
             (Exact name of Registrant as specified in its charter)

                            ------------------------

                     DELAWARE                                           04-2935271
         (STATE OR OTHER JURISDICTION OF                    (IRS EMPLOYER IDENTIFICATION NO.)
          INCORPORATION OR ORGANIZATION)

                91 HARTWELL AVENUE                                        02173
               LEXINGTON, MA 02173                                      (ZIP CODE)
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (781) 869-5000
                        (REGISTRANT'S TELEPHONE NUMBER)

                            ------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. YES   X      NO
                                       -----       -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on November 21, 1997, as reported on NASDAQ National Market System was approximately $28,900,000. Shares of Common Stock held by each executive officer and director and by each person who owned 5% or more of the outstanding Common Stock as of such date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant's $0.01 par value Common Stock outstanding on December 12, 1997, was 8,209,350.

Part III incorporates by reference from the definitive proxy statement for the registrant's fiscal 1997 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form.
================================================================================

                                 RESTRAC, INC.

                                   FORM 10-K

                               TABLE OF CONTENTS



                                    PART 1
ITEM                                                                                     PAGE
----                                                                                     ----
  1.    Business......................................................................      2
  2.    Properties....................................................................     14
  3.    Legal Proceedings.............................................................     14
  4.    Submission of Matters to a Vote of Securities Holders.........................     14

                                    PART II
  5.    Market for Registrant's Common Stock and Related Stockholder Matters..........     15
  6.    Selected Consolidated Financial Data..........................................     16
  7.    Management's Discussion and Analysis of Financial Condition and Results of
        Operations....................................................................     17
  8.    Financial Statements and Supplementary Data...................................     26
  9.    Changes in and Disagreements with Accountants on Accounting and Financial
        Disclosure....................................................................     26

                                    PART III
 10.    Directors and Executive Officers of the Registrant............................     27
 11.    Executive Compensation........................................................     27
 12.    Security Ownership of Certain Beneficial Owners and Management................     27
 13.    Certain Relationships and Related Transactions................................     27

                                    PART IV
 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............     28

                                     PART I

STATEMENTS MADE OR INCORPORATED IN THIS FORM 10-K INCLUDE A NUMBER OF FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. FORWARD LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS "ANTICIPATES", "BELIEVES", "EXPECTS", "INTENDS", "FUTURE", AND WORDS OF SIMILAR IMPORT WHICH EXPRESS MANAGEMENT'S BELIEFS, EXPECTATIONS OR INTENTIONS REGARDING THE COMPANY'S FUTURE PERFORMANCE. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS. CERTAIN FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE ARE DISCUSSED IN THE SECTION ENTITLED "FACTORS AFFECTING FUTURE OPERATING RESULTS" WHICH BEGINS ON PAGE 21 OF THIS FORM 10-K.

ITEM 1.  BUSINESS

OVERVIEW

     Restrac, Inc. ("the Company"), designs, develops, markets, implements and supports HR staffing software and services to automate the recruitment, selection and placement of an organization's workforce. The Company's staffing solutions enable organizations to strategically manage their human capital by reducing hiring and placement costs, decreasing time to fill positions and providing more effective skills management and worker deployment. The Company's principal products -- Restrac Hire and Restrac Resume Reader for
PeopleSoft -- provide HR departments with client/server solutions to quickly and efficiently build and search comprehensive "pools" of resume skills data to find the workers they need, while also managing the workflow of the staffing process. These products are primarily licensed by large corporate employers experiencing accelerated growth, a scarcity of skilled labor, significant reorganization or downsizing, or by companies reengineering their HR function to reduce costs. In November, 1997, the Company introduced Restrac WebHire, an Internet-based service which is accessed via the world-wide web. This service makes it possible for smaller companies, that typically cannot justify the larger investment in client/server applications, to gain access to the candidate management functions.

     The Company's software offerings are open, client/server applications that utilize standard industry communications protocols, such as TCP/IP, allowing for high performance, scaleable implementations across local area networks, wide area networks, the Internet and intranets. The Company's software supports industry standards, such as Microsoft Windows and most leading relational databases (including Oracle, Microsoft SQLServer and Sybase), database server platforms (including Windows NT and many UNIX variants), e-mail systems (including Microsoft Mail and Lotus cc:Mail) and desktop productivity tools (including Lotus Notes and Microsoft Word). This open architecture has facilitated integration with other systems providing customers with integrated, multi-vendor solutions to meet their specific needs.

     The Company was incorporated in 1982 as a Massachusetts corporation and was reincorporated as a Delaware corporation in 1994. Restrac Securities Corporation, a wholly-owned subsidiary of Restrac, Inc., was incorporated in September, 1996 as a Massachusetts securities corporation for the purpose of holding and managing certain of the Company's cash and investments.

INDUSTRY BACKGROUND

     The strategic management of workforce skills, or "human capital", is increasingly viewed as a business opportunity and has emerged in recent years as a key element of corporate strategy. Recruiting and deploying the most qualified employees is now being recognized as critical to an organization's long-term success. In addition, intensifying global competition, shortened product lifecycles and the need to improve operating efficiencies have caused organizations to search for more efficient ways to employ and deploy a more dynamic and skilled workforce. As a result, HR departments have come under increasing pressure to improve the quality of the candidates they hire, to shorten the time to fill open positions and to reduce the costs associated with staffing.

     Historically, the recruitment, hiring and deployment of an organization's workforce has been an inefficient, expensive and time-consuming process. These costs and inefficiencies are due in large part to the difficulty that organizations have in managing data on workers' skills and to a complex staffing process which typically involves significant data collection, numerous manual functions and the coordination of activities among many participants both within and outside the organization. Organizations need to collect and manage extensive skills data on their own employees and on a large applicant pool in order to manage hiring, redeployment, attrition, turnover and growth. Historically, organizations seeking to fill a position would receive numerous applications and resumes that were, once the position had been filled, either discarded or stored in a manner that did not allow the organization to effectively access and search this data when it sought to fill additional positions in the future.

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

     The development of distributed client/server computing and enabling technologies such as document scanning, optical character recognition (OCR) and concept-based text searching created a technological framework for the efficient collection of staffing information and its dissemination among recruiters, managers and, with the emergence of the Internet and corporate intranets, other members of the extended enterprise. Client/server technology not only permits any member of the organization to effectively collect information relating to a particular job, applicant or employee, but also gives other members of the organization in geographically dispersed locations rapid access to that information and enables them to participate in the hiring process. In addition, the proliferation of Internet career sites is a dramatic recent development which creates a significant new forum for the exchange of candidate and job information. These new technologies, together with the increased emphasis on the strategic management of human capital, have created a demand for a new generation of human resource staffing systems.

THE RESTRAC SOLUTION

     The Company's staffing solutions enable organizations to strategically manage their human capital by reducing hiring and placement costs, decreasing the time it takes to fill positions and providing more effective skills management and worker deployment. The Company's enterprise software provides HR departments with client/server solutions that quickly and efficiently build and search comprehensive electronic pools of resume skills data to find the workers they need, while also managing the workflow of the staffing process. In November, 1997, the Company introduced a service which provides candidate management functions via the Internet and the world-wide-web. Key attributes of the Restrac solutions are as follows:

     Comprehensive, Reusable Candidate Pools. The Company's software uses resume scanning and integrated e-mail input from intranets or the Internet to create consolidated, reusable candidate pools that can be shared throughout the organization. Manual input is virtually eliminated, allowing organizations to collect and store skills and experience data on hundreds of thousands of candidates. The Company's software is designed to provide a shared, re-useable pool of candidates, limiting the need for organizations to use employment agencies and advertising to source candidates.

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

     Open, Rapidly Deployable and Scaleable Technology. The Company's software is based on open, client/server and Internet architectures that support industry standards, such as Microsoft Windows and most leading relational databases, server platforms, e-mail systems and desktop productivity tools. The Company's software is scaleable from the departmental level to multi-site, enterprise-wide implementations and is designed to easily incorporate new technologies as they become available.

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

     More Efficient Staffing Process. The Company's client/server software incorporates a user-friendly, process-oriented GUI and is designed to reduce the time required to fill positions by prompting users to advance candidates through the staffing process. Such automatic workflow notifications reduce delays typical to the staffing process and eliminate redundancies. The Company's software also integrates with e-mail to facilitate access to and participation in the staffing process. The Company's client/server software can be easily adapted by the customer to its own staffing requirements without extensive customization.

STRATEGY

     The Company's objective is to maintain its leadership position as a provider of automated human resource staffing solutions. The Company's Restrac Hire product has achieved a leading market position among large organizations (2,500+ employees), which are estimated to represent over 15,000 companies in the United States alone. Much of the research and development invested by the Company in fiscal 1997 and ongoing is intended to expand the markets for the Company's software. Self-service solutions, such as Restrac Workbench for Managers which was released in fiscal 1997, broaden the user base within a customer beyond the HR department to line managers, employees and job candidates. The introduction of Restrac WebHire is intended to make the Company's solutions available to smaller organizations with 100 to 2,500 employees (of which there are estimated to be over 100,000 in the United States). Further, the Company believes that the growing globalization of the workforce combined with the increasing standardization of regulations across the European Community will provide it with significant opportunities to continue its international expansion. The Company currently markets its software in Canada and the United Kingdom.

     The Company has established a number of relationships both to leverage marketing channels and complementary technologies and to meet customer demands for open, integrated, multi-vendor solutions. The Company's partners include leading technology vendors such as Verity, Inc. which, as part of an OEM relationship, provides its text search software for integration with the Company's internally-developed skills library. The Company also has a relationship with PeopleSoft, a leading HR management system vendor. The Company believes that its strategic relationships allow it to bring products to market more quickly and enhance its image as a provider of industry standard automated staffing products. The Company intends to continue to pursue the establishment of such relationships to take advantage of emerging technologies and marketing opportunities.

PRODUCTS

     The Company's principal products have been Restrac Hire and Restrac Resume Reader for PeopleSoft, which is sold in conjunction with PeopleSoft's HRMS product. The Company released Restrac Workbench for Managers and Restrac Hire Link for PeopleSoft during fiscal 1997, and invested a significant portion of its research and development efforts during fiscal 1997 on the November, 1997 release of Restrac WebHire and the planned fiscal 1998 release of Restrac Hire for Intranet.

     RESTRAC HIRE

     The Company's primary product, Restrac Hire, automates the applicant sourcing and selection functions in the staffing process and supports industry standards such as Microsoft Windows and most leading relational databases (including Oracle, Microsoft SQLServer and Sybase), server platforms (including Windows NT and many UNIX variants), e-mail systems (including Microsoft's Mail and Lotus cc:Mail) and desktop productivity tools (including Microsoft Excel and Microsoft Word). System prices vary based on a customer's configuration and range from approximately $60,000 to $1 million. Implementation services, which are not included in the license fee, generally amount to an additional 20% - 25% of the license fee. Maintenance for the first year is included in the license fee and is renewable on an annual basis thereafter, at approximately 15% of the license fee.

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

     Candidate Finder. The Company's Candidate Finder module provides users with a search capability to rapidly identify and rank qualified job candidates based upon skills criteria determined by the user, using the Company's extensive skills library and Verity's text search software. Candidate Finder presents users with an intuitive, flexible GUI for defining job requirements by clicking on relevant skills from the Company's extensive skills library and reviewing selected candidates' resumes and skills. Once a candidate is selected, Candidate Finder can initiate the workflow tracking process in the Recruiting Workbench module.

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

     RESTRAC RESUME READER FOR PEOPLESOFT

     The Company's open architecture, which accommodates integration with other HR software solutions, has allowed the Company to create a plug-in product that offers high volume resume-scanning, skills management and search capabilities to users of PeopleSoft's HRMS product. Restrac Resume Reader for PeopleSoft incorporates the Skill Server and Candidate Finder modules of Restrac Hire.

     RESTRAC HIRE LINK FOR PEOPLESOFT

     Restrac Hire Link for PeopleSoft is an add-on module that integrates the full functionality of Restrac Hire with the PeopleSoft HRMS application suite. Restrac Hire Link for PeopleSoft eliminates the need to re-key data when a candidate is hired from within the Restrac system or if an existing employee is proposed for an internal position. The data is shared seamlessly between the two systems. The link also synchronizes the common tables individually maintained within each system to ensure data integrity and significantly reduce the administrative burden of maintaining two systems.

     RESTRAC WORKBENCH FOR MANAGERS

     This product, introduced during fiscal 1997, was developed in response to the increasing dispersion of the staffing process outside of HR departments. With Restrac Workbench for Managers, hiring managers in companies using Restrac Hire can use Lotus Notes or a web browser to participate directly in certain functions of the staffing process, including opening a requisition, reviewing resumes online, managing team interviews and initiating a job offer. Such self-service solutions should significantly expand the Company's potential user base while further reducing the administrative demand on HR departments.

     RESTRAC WEBHIRE

     Restrac WebHire is an Internet-based candidate management service introduced by the Company in November, 1997. The Company performs all resume processing and scanning, hosting and administration, and system maintenance at its Restrac WebHire data centers. The Company maintains a private applicant database with resumes it receives from the customer or directly from applicants on the customer's behalf. Using passwords, recruiters will access their private, continuously updated applicant pool via the Internet from a world-wide web browser to perform candidate searches. Restrac WebHire employs the same powerful concept-based searching as Restrac Hire. After selecting a short list of candidates, recruiters will monitor the progress of applicants for status reports, annotate individual resumes and forward resumes to colleagues via electronic mail.

     Restrac WebHire is intended to allow smaller, rapidly-growing organizations to take advantage of the Company's technologies without the associated infrastructure investment necessary to support a client/server application. Restrac WebHire will be priced based on a service model and is expected to approximate $20,000 to $40,000 per year.

     RESTRAC HIRE FOR INTRANET

     Among the Company's current development projects is Restrac Hire for Intranet, a product based on three-tier client/server architecture which will enable deployment over a corporate intranet. This product, scheduled for release in the first half of calendar 1998, builds on the functionality of Restrac Hire. The new three-tier technical architecture is designed for easier access, easier extension, open connectivity, and convenient Internet integration. Restrac Hire for Intranet is also explicitly designed for internationalization.

     INTERLYNX INTERACTION FOR RESTRAC

     Through an alliance with Interlynx Technology, a leading provider of self-service applications for human resources, the Company plans to offer an interactive kiosk user interface that transfers information entered by applicants directly into Restrac Hire. This web-based self-service solution is expected to be released in the first half of fiscal 1998.

CUSTOMER SERVICES

     The Company believes that superior customer service and support are critical to customer satisfaction. As of September 30, 1997, the Company's customer service organization included 49 employees, providing Account Management, Professional Services, Technical Support and Outsourced Services.

     Account Management. Account Managers are responsible for coordinating the corporate resources necessary to ensure customer satisfaction. An Account Manager is assigned to each new Restrac enterprise customer and oversees all aspects of the customer relationship. The Company believes that its Account Manager program has helped it establish a high degree of customer satisfaction.

     Professional Services. The Professional Services Group manages system implementation, provides additional services such as process design and system tailoring and provides basic and advanced training both on-site during system implementation and at the Company's Corporate Training Centers throughout the year.

     Technical Support. The Technical Support Group provides daily assistance to customers with maintenance agreements through the Company's support help line. More than 95% of customers who have purchased the Company's client/server, Windows-based products since their introduction are currently under maintenance agreements. The Company provides support Monday through Friday from 8:30 a.m.-8:00 p.m. Eastern Time as well as 8:30 a.m.-5:00 p.m. Greenwich Mean Time to support the Company's European customers.

     Outsourced Services. Outsourced Services were introduced by the Company in July, 1996 and, to date, consist primarily of scanning services provided principally through third-party arrangements. The Company has extended these services to include correspondence generation.

TECHNOLOGY

     In 1993, the Company introduced Restrac Hire, the industry's first Windows-based client/server staffing system. The Company's Restrac Hire software is based on the Company's unique client/server development platform, which can accommodate changing customer needs and technical infrastructure, simplify the deployment of the Company's client/server software, and enable the rapid integration of leading edge technologies and other innovations. Key aspects of the Restrac Hire platform are as follows:

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

     Support for Heterogeneous Computing Environments. The Company's development platform is designed to enable applications developed on the platform to operate in diverse computing environments. The platform supports Microsoft Windows on the client as well as leading relational databases (Oracle, Microsoft SQLServer and Sybase) and server platforms (including Windows NT and many UNIX variants). The Company's products use the industry-standard TCP/IP protocol, which allows the Company to develop applications which operate over local area networks, wide area networks, intranets and the Internet.

     Advanced Technology Integration. The Company has designed its development platform to facilitate the integration of advanced technologies while insulating the user from the complexities associated with multiple interfaces, import/export utilities and switching between different applications.

     RESTRAC WEBHIRE

     Restrac WebHire, the Company's Internet-based service offering, is based on open, extensible Internet development tools. It makes wide use of standard Microsoft technologies, including Microsoft foundation classes, ActiveX, distributed common object model (DCOM), Microsoft Internet Information Server, Microsoft SQL Server and Microsoft Windows NT Server. This adherence to standard Microsoft technologies ensures that Restrac WebHire can be scaled as demand for the service increases. Client access to the WebHire system is provided through either Microsoft or Netscape world-wide web browsers.

     RESTRAC HIRE FOR INTRANET

     Restrac Hire for Intranet, which is scheduled for release in the first half of the 1998 calendar year, is a Microsoft Windows-based application which operates over a standard TCP/IP intranet connection. The application server component of the product utilizes Microsoft Windows NT Server and Microsoft Internet Information Server. Client access will be provided via both a Windows application and a browser interface which is compatible with Microsoft Windows 95 or Microsoft Windows NT. The Company believes that this innovative architecture combines the functionality of a traditional client/server application with the easy deployability of an intranet application.

PRODUCT DEVELOPMENT

     The Company believes that its future success will depend upon its ability to enhance its existing software and develop and introduce new products and functions which keep pace with rapid changes in the marketplace. The Company has made increasing investments in its engineering and quality groups to broaden its product and service offerings, enhance product functionality, improve performance and expand the ability of its software to interoperate with third-party software. Research and development expenses totaled (in thousands) $5,446, $2,341 and $1,365 for fiscal years 1997, 1996, and 1995, respectively.
While the Company expects that certain of its new products and functions will be developed internally, the Company may, based on timing and cost considerations, expand its product offerings through acquisitions or strategic relationships. Software products as complex as those currently under development by the Company are subject to frequent delays and there can be no assurance that the Company will not encounter difficulties that could delay or prevent the successful and timely development, introduction and marketing of these potential new products.

SALES AND MARKETING

     The Company markets its enterprise products and services through a direct sales force in North America and the United Kingdom. The Company supports its sales force through comprehensive marketing programs which include public relations, direct mail, advertising, seminars, trade shows, ongoing customer communication programs and strategic relationships. While the sales cycle varies from customer to customer, it typically spans four to nine months from generation of a lead from one of these sources to execution of a license agreement. The Company's direct sales force is structured regionally and is managed through sales and service offices in Lexington, Massachusetts, Foster City, California and Reading, England and through sales personnel located in Chicago, Dallas, New Jersey, Atlanta, Seattle, Denver and Toronto.

     The Company expects to market WebHire through telesales representatives and, potentially, joint marketing arrangements with certain strategic partners. The average sales cycle for this service is expected to be substantially shorter than that experienced for the Company's enterprise products.

CUSTOMERS

     Since the introduction of Restrac Hire in 1993, the Company has licensed its client/server, Windows-based staffing software to over 300 customers. The following is a partial listing of the Company's customers as of September 30, 1997:

FINANCIAL SERVICES                HEALTHCARE/PHARMACEUTICALS            Cray Research
Aim Management Group              Abbott Laboratories                   EMC
American Express                  Baxter International                  Genentech
Bank of America                   Bristol Myers Squibb                  Hewlett-Packard
BankBoston                        Johnson & Johnson                     Lockheed
Fleet Bank                        The Mayo Clinic                       Lucent Technologies
Merrill Lynch                     Memorial Sloan Kettering              Microsoft
M&T Bank                          PacifiCare                            Sequent Computers
Putnam Investments                Pfizer                                Stratus Computers
Union Bank                        SmithKline Beecham                    U.S. Robotics
Visa USA
The World Bank                    INSURANCE                             CONSUMER
                                  Aetna Life and Casualty               Anheuser-Busch
PUBLISHING/ENTERTAINMENT          Blue Cross/Blue Shield                British Airways
Blockbuster Entertainment         Cigna                                 Campbell Soup
Conde Nast Publications           John Hancock                          Canadian Tire
Gannett                           Nationwide                            Cargill
The New York Times                Occidental Insurance                  Delco
Paramount Pictures                Phoenix Home Life                     Levi Strauss
Random House                      Prudential                            Mattel Toys
The Washington Post                                                     Nabisco
                                  TECHNOLOGY/COMMUNICATIONS             Overnite Transportation
ENGINEERING/CONSULTING            AT&T                                  Reebok
CH2M Hill                         Amdahl                                Staples
Logica                            The Boeing Company                    Starbucks
Mason & Hanger                    British Broadcasting                  the good guys!
Modern Engineering                Corporation                           Toys R' Us
                                  British Telecom                       Westin Hotel
                                  Cellular One




STRATEGIC RELATIONSHIPS

     The Company has established a number of relationships both to leverage marketing channels and complementary technologies and to meet customer demands for open, integrated, multi-vendor solutions. Strategic partners are categorized into four groups: Technology Partners, who provide the Company with innovative technologies that are integrated into the Company's products; Applications Partners, who provide the Company's customers with value-added software, consulting or other services that are complementary to the Company's software and services and that enable the Company's customers to better utilize the Company's software; Service and Implementation Partners, who extend the Company's support, implementation and service offerings by delivering the specialized services our customers need; and Internet/Information Partners, who provide the Company's customers with the ability to access and distribute crucial staffing information, including job postings, candidate information, and resumes, often via the Internet. Examples of the Company's strategic partners include:

     Verity, Inc. The Company's software incorporates the text search software tools developed by Verity, Inc., a Technology Partner, which allows Restrac clients to search through vast amounts of candidate and job data, delivering only the most relevant information directly to the desktop.

     PeopleSoft, Inc. PeopleSoft, Inc., a leading worldwide provider of human resource software, is an Applications Partner. The Company's Restrac Resume Reader for PeopleSoft product integrates the Company's high-volume resume-scanning, skills management and search technology with PeopleSoft's HRMS product, while Restrac Hire Link for PeopleSoft integrates the full functionality of Restrac Hire with the PeopleSoft HRMS product suite. Both Restrac Hire and Restrac Hire Link for PeopleSoft have formally received the PeopleSoft Partner Integration Team certification.

     Criterion, Inc. The Company has a cooperative marketing and development alliance with Criterion, Inc., a leading client/server provider of career development and organizational planning software, to provide customer solutions that help human resources organizations better integrate their recruiting and staffing workflow with their career/succession planning and diversity/affirmative action planning.

     SAZTEC International. SAZTEC International, a leading provider of information management services, is a certified Restrac scanning partner. As such, SAZTEC provides the Company with additional capacity and technical expertise in outsourced document conversion to support this growing component of the Company's business.

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

     The Company's primary direct competitor in the enterprise market is Resumix, Inc., which was acquired by Ceridian, Inc. in 1995. The Company also competes directly against other providers of human resource staffing software, most of which are small privately held companies providing less functional products at lower prices. In addition, vendors of general human resource information systems generally include applicant tracking modules in their offerings which can compete with the Company's products. Moreover, there can be no assurance that such vendors will not develop and market products in direct competition with the Company. Some of the Company's current and many of the Company's potential competitors, including PeopleSoft, IBM and many other providers of general human resource information systems, are large, publicly traded organizations with long operating histories and access to significantly greater financial, technical, marketing and other resources. As a result, they may be able to respond to market changes, emerging technologies or changes in customer requirements more rapidly and devote more resources to the development, marketing and sales of their products than the Company. Competition may increase from new market entrants or through consolidations in the software industry and/or cooperative relationships among companies or with third parties.

     The Company believes that the principal competitive factors affecting its market include product functionality, breadth, ease of use, scaleability and flexibility, integration and interoperability with standard platforms and operating systems and other software products, price, product reputation, customer service and support, sales and marketing effectiveness and company reputation. Although the Company believes it competes favorably with respect to such factors, there can be no assurance that the Company can maintain this position against current and potential competitors.

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

     The Company relies on certain technology which it licenses from third parties. The Company's success will depend in part on its continued ability to obtain and use licensed technology that is important to the functionality of its products. An inability to continue to procure or use such technology would likely have a material adverse effect on the Company's business, financial condition and operating results.

EMPLOYEES

     As of September 30, 1997, the Company had 159 full time employees consisting of 42 in sales and marketing, 50 in product development, 49 in client services and 18 in corporate operations. The Company's employees are not represented by any collective bargaining organizations, and the Company has never experienced any work stoppages. The Company considers its relations with its employees to be good.

EXECUTIVE OFFICERS AND DIRECTORS

                NAME                 AGE                          POSITION
   -------------------------------   ----   ----------------------------------------------------
   Lars D. Perkins................    38    Chief Executive Officer and Chairman of the Board
   Martin J. Fahey................    43    President, Chief Operating Officer and Director
   Thomas F. Brady................    45    Vice President of Client Services
   Raymond M. Desrochers..........    30    Vice President of Product Development & Quality
   Cynthia G. Eades...............    41    Chief Financial Officer, Vice President of Finance,
                                            Treasurer and Secretary
   Robert F. Kuhne................    62    Vice President of Sales
   Robert J. Lederman, Jr.........    40    Vice President of Human Resources
   Timothy J. McManus.............    44    Vice President of Internet Products
   Robert J. Perry................    40    Vice President of Marketing
   Russell J. Campanello..........    41    Director
   J. Paul Costello...............    58    Director
   A. Bruce Johnston..............    38    Director

     Lars D. Perkins, co-founder of the Company, has served as Chief Executive Officer and Chairman of the Board of the Company since 1986. Mr. Perkins served as President of the Company from 1986 to 1997.

     Martin J. Fahey, was elected President of the Company and as a member of the Board of Directors in July 1997. Mr. Fahey joined the Company as Vice President and Chief Operating Officer in May 1996. From January 1995 to May 1996, Mr. Fahey was an independent consultant for a variety of software companies. From July 1991 to December 1994, he was Chief Executive Officer of Vertigo Development, a multimedia company which Mr. Fahey co-founded. Mr. Fahey was employed by Lotus Development Corporation, a software company, from January 1983 to June 1991, most recently as the Director of Spreadsheet Marketing.

     Thomas F. Brady joined the Company as Vice President of Client Services in October 1997. From May 1995 to October 1997, he served as Vice President of Services of Kronos, Inc., a leading provider of labor management software. Prior to joining Kronos, Inc., Mr. Brady was employed at Digital Equipment Corporation from 1977 to 1995 in various operations and business development management positions.

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

     Cynthia G. Eades joined the Company as Chief Financial Officer, Vice President of Finance and Treasurer in December 1994. In May 1997, Ms. Eades was elected to the office of Secretary to the Company. From February 1993 to February 1994, she was Vice President and Chief Financial Officer of Virtual World Entertainment, a developer and operator of virtual reality entertainment centers. Prior to such time, Ms. Eades was employed by Dun & Bradstreet Software Services, Inc., a business applications software company, as Controller from October 1991 to February 1993 and Director of Finance from June 1990 to October 1991. Ms. Eades is a Certified Public Accountant and was employed by Price Waterhouse from June 1978 to June 1990.

     Robert F. Kuhne joined the Company in July 1997 as the Vice President of Sales. From July 1990 to July 1997, Mr. Kuhne was an independent sales and marketing consultant specializing in emerging corporations. Prior to his work as a consultant, Mr. Kuhne was the General Manager and Senior Vice President of Productivity Products Company, a division of Pansophic Systems, Inc., where he managed a 400-person organization responsible for worldwide development, marketing, customer support and sales.

     Robert J. Lederman, Jr. joined the Company as Vice President of Human Resources in January 1997. From June 1994 to January 1997, Mr. Lederman was employed by Fidelity Investments as the Director of Human Resources. From June 1992 to June 1994 Mr. Lederman was Director of Employment and Employee Relations for Clean Harbors Environmental Services Company.

     Timothy J. McManus joined the Company as Vice President of Internet Products in November 1997. From January 1997 to October 1997, Mr. McManus was the founder of Calendarcast, Inc., a development stage company evaluating applications of Internet-based push technologies. From March 1996 to January 1997, Mr. McManus was Vice President of Product Management and Development at Corechange LLC, a spin-off of Cambridge Technology Partners, Inc. From October 1987 to March 1996, Mr. McManus was employed at Lotus Development Corporation where he managed a number of key product and business development functions within both the Communications Products Division and the Desktop Products Organization.

     Robert J. Perry assumed operational responsibility for the marketing organization in November 1996 and was elected to the office of Vice President, Marketing effective as of January 1, 1997. Mr. Perry joined the Company in May 1996 as Director of Product Management. From November

1995 through May 1996, Mr. Perry was an independent marketing and product management consultant. From October 1983 to November 1995, Mr. Perry was employed by Lotus Development Corporation, most recently as Director of Advanced Corporate Technology Liaisons. He had previously served as Director of Product Management for Notes, Director of Product Management for Graphical Spreadsheets and Group Product Manager for Spreadsheets.

     Russell J. Campanello was elected as a director of the Company in October 1994. Currently, Mr. Campanello is an independent HR Strategy Consultant. From February 1996 to August 1997, Mr. Campanello was Vice President of Human Development and Organizational Productivity at Nets Inc. (formerly Industry.Net), a facilitator of electronic commerce on the Internet. Prior to joining Nets Inc., Mr. Campanello spent eight years as the Vice President of Human Resources of Lotus Development Corporation.

     J. Paul Costello, co-founder of the Company and member of the Board of Directors of the Company since its founding in 1982. Mr. Costello has served as President of J. Paul Costello Associates, Inc., a consulting company, since 1969 and of Costello & Company, Inc., a contract recruiting company, since 1979. In December 1992, he also was named President of Corporate Staffing Center, Inc., a provider of outsourced staffing services to large corporate clients. Mr. Costello has been a human resource management consultant for over thirty years.

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

ITEM 2. PROPERTIES

     The Company's corporate headquarters are located in Lexington, Massachusetts, where it occupies approximately 60,000 square feet of office space under a lease expiring in December 2003. In addition, the Company has regional sales and service offices in Foster City, California, Chicago and the United Kingdom under leases expiring in January and February of 2002 and October of 1998, respectively. The Company also leases office space for its sales representatives in Atlanta, Dallas, Denver, Seattle and Toronto.

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

                               Common Stock Price

                                  PERIOD                                       HIGH      LOW
---------------------------------------------------------------------------   ------    ------
July 23, 1996 - September 30, 1996.........................................   $21.00    $10.00
October 1, 1996 - December 31, 1996........................................   $17.00    $ 4.44
January 1, 1997 - March 31, 1997...........................................   $ 5.00    $ 2.88
April 1, 1997 - June 30, 1997..............................................   $ 4.69    $ 2.50
July 1, 1997 - September 30, 1997..........................................   $ 7.75    $ 4.25

     The closing sale price of the Common Stock on September 30, 1997 was $6.25. On December 12, 1997 the closing price reported on the NASDAQ National Market System for the Common Stock was $6.13.

     The market price of the Company's Common Stock has fluctuated significantly and is subject to significant fluctuations in the future.

HOLDERS OF COMMON STOCK

     As of December 12, 1997, there were approximately 45 shareholders of record of the Company's Common Stock and 8,209,350 shares of common stock outstanding.

DIVIDEND POLICY

     The Company has never paid any cash dividends on the Common Stock and does not anticipate paying dividends in the foreseeable future. The Company intends to retain any future earnings for use in the Company's business. The payment of any future dividends will be determined by the Board of Directors in light of conditions then existing, including the Company's financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board of Directors.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The selected financial data set forth below with respect to the Company's statements of operations for the three fiscal years ended September 30, 1997, 1996 and 1995 and the balance sheets at September 30, 1997 and 1996 are derived from the consolidated financial statements of the Company included elsewhere in this Form 10-K. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

                                                          FISCAL YEAR ENDED SEPTEMBER 30,
                                                 -------------------------------------------------
                                                  1997       1996       1995       1994      1993
                                                 -------    -------    -------    ------    ------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
  Revenue.....................................   $22,048    $21,592    $15,014    $9,737    $5,670
  Cost of revenue.............................     7,061      6,312      4,409     2,939     2,081
  Research and development....................     5,446      2,341      1,365     1,343       674
  Sales and marketing.........................     8,703      8,004      5,978     3,335     1,553
  General and administrative..................     3,541      2,610      1,714     1,249     1,190
  Non-recurring charge........................        --         --      1,011        --        --
                                                 -------    -------    -------    ------    ------
  Income (loss) from operations...............    (2,703)     2,325        537       871       172
  Other income, net...........................       671        326        138        73        24
                                                 -------    -------    -------    ------    ------
  Income (loss) before provision (benefit) for
     income taxes.............................    (2,032)     2,651        675       944       196
  (Benefit) provision for income taxes........      (752)     1,167        274       338       107
                                                 -------    -------    -------    ------    ------
  Net income (loss)...........................   $(1,280)   $ 1,484    $   401    $  606    $   89
                                                 =======    =======    =======    ======    ======
  Net income (loss) per common and common
     equivalent share.........................   $  (.16)   $   .21    $   .06
  Weighted average number of common and common
     equivalent shares outstanding............     8,056      7,212      6,949

                                                                   SEPTEMBER 30,
                                                 -------------------------------------------------
                                                  1997       1996       1995       1994      1993
                                                 -------    -------    -------    ------    ------
                                                                  (IN THOUSANDS)
Balance Sheet Data:
  Cash, cash equivalents and short term
     investments..............................   $15,155    $20,368    $ 2,967    $2,735    $  200
  Working capital.............................    14,684     17,418      2,079     2,466      (315)
  Total assets................................    27,053     26,310      9,139     6,150     2,609
  Total liabilities...........................     8,513      7,337      9,498     6,629     2,430
  Stockholders' equity (deficit)..............    18,540     18,973       (359)     (479)      179

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report contains forward looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Forward looking statements include, without limitation, statements containing the words "Anticipates", "Believes", "Expects", "Intends", "Future", and words of similar import which express management's belief, expectations or intentions regarding the Company's future performance. All forward looking statements included in this report are based on information available to the Company on the date hereof, and the Company has no obligation to update any such forward looking statements. The Company's actual results could differ materially from its historical operating results and from those anticipated in these forward looking statements as a result of certain factors, including, without limitation, those set forth below, under "Factors Affecting Future Operating Results" and elsewhere in this report.

OVERVIEW

     The Company's products and services and the markets it serves have evolved and expanded in concert with the rapid advancements in technology and the elevated focus on human resource management. From its inception in 1982 through the first half of fiscal 1993, the Company's product revenue consisted primarily of DOS-based applicant tracking and succession planning systems. In June, 1993, the Company introduced a new generation of Windows-based, client/server staffing software, which incorporates high-volume resume-scanning, skills management and search capabilities. In November, 1997, the Company broadened its offerings with the introduction of Restrac WebHire, a service which provides candidate management functions via the Internet and the world-wide web.

     At September 30, 1997, the Company had approximately 300 licensed customers using its client/server, Windows-based software. To date, revenue from outside of North America has not exceeded 4% of total revenue for any fiscal year.

     Total revenue consists of product revenue and services revenue. Product revenue is primarily derived from perpetual end-user licenses to use the Company's products. Through September 30, 1995, the Company's product revenue included revenue from the resale of third-party scanning hardware. In October 1995, the Company effectively stopped serving as a reseller of hardware. Scanning hardware resale revenue represented 0%, 3% and 21% of total product revenue for fiscal 1997, 1996 and 1995, respectively.

     Product revenue from software license fees is recognized upon delivery, provided there are no significant Company obligations remaining and collectibility of the revenue is probable. Services revenue from customer maintenance fees for postcontract support is recognized ratably over the maintenance term, which is typically 12 months. When customer maintenance fees are included in an initial software license fee, the Company allocates approximately 15% of the software license fee to the first year's maintenance. The amount allocated to customer maintenance fees for the first year is comparable to customer maintenance fees charged separately by the Company. Other services revenue from training, installation, consulting and scanning is recognized as the related services are performed.

     During fiscal 1997 the Company increased the size of its operating facilities by over 100% and entered into new leases for its corporate headquarters, its Chicago office and its West Coast office. The direct increase in facilities costs associated with these leases will approximate $1.4 million per year as compared to fiscal 1996. The increase for fiscal 1997 was approximately $1.0 million. Facilities costs are allocated among income statement expense categories based principally on functional headcount.

RESULTS OF OPERATIONS
(IN THOUSANDS)

     The following table sets forth, for the periods indicated, the percentage of total revenue represented by each item reflected in the Company's Consolidated Statements of Operations.

                                                                            FISCAL YEAR ENDED
                                                                         ------------------------
                 AS A PERCENTAGE OF TOTAL REVENUE:                       1997      1995      1996
--------------------------------------------------------------------     ----      ----      ----
Revenue:
  Product revenue...................................................      49%       61%       67%
  Services revenue..................................................      51        39        33
                                                                         ---       ---       ---
          Total revenue.............................................     100       100       100
                                                                         ---       ---       ---
Cost of revenue:
  Product revenue...................................................       3         7         9
  Services revenue..................................................      29        22        20
                                                                         ---       ---       ---
          Total cost of revenue.....................................      32        29        29
Gross margin........................................................      68        71        71
                                                                         ---       ---       ---
Operating expenses:
  Research and development..........................................      25        11         9
  Sales and marketing...............................................      39        37        40
  General and administrative........................................      16        12        11
  Non-recurring charge..............................................      --        --         7
                                                                         ---       ---       ---
          Total operating expenses..................................      80        60        67
                                                                         ---       ---       ---
Income (loss) from operations.......................................     (12)       11         4
Other income, net...................................................       3         2         1
                                                                         ---       ---       ---
Income (loss) before provision (benefit) for income taxes...........      (9)       13         5
(Benefit) provision for income taxes................................      (3)        6         2
                                                                         ---       ---       ---
Net income (loss)...................................................      (6)%       7 %       3 %
                                                                         ===       ===       ===

     REVENUE

     Product Revenue. Product revenue was $10,716, $13,265 and $10,024 in fiscal 1997, 1996 and 1995, respectively, representing a decrease of 19% from fiscal 1996 to fiscal 1997 and an increase of 32% from fiscal 1995 to fiscal 1996. Over 75% of the reduction in product revenue in fiscal 1997 is attributable to smaller sales transactions as compared to fiscal 1996. The remaining reduction is due to lower shipment volumes in fiscal 1997. Because the Company's product revenue consists of a relatively small number of large dollar transactions, the average sales price and number of units shipped can fluctuate widely from period to period. Such fluctuations are not necessarily indicative of future results. Hardware resales contributed $358 to the first fiscal 1996 quarter. (The Company no longer serves as a reseller of hardware). Further, in fiscal 1996 as compared to fiscal 1997, more customers chose to license a large number of users with their initial system deployment, resulting in a significantly higher average sales price for fiscal 1996. Some customers initially deploy the product on a selective, divisional or business unit basis and later license additional users. This latter pattern accounts for 57% of the growth in product revenue for fiscal 1996 over fiscal 1995. The remainder of the increase in product revenue for fiscal 1996 is attributable to a combination of price increases and larger sales transactions as compared to fiscal 1995. Sales to existing customers represented approximately 25%, 26% and 11% of total software licenses in fiscal years 1997, 1996 and 1995, respectively.

     Services Revenue. Services revenue was $11,332, $8,327 and $4,990 in fiscal 1997, 1996 and 1995, respectively, representing an increase of 36% from fiscal 1996 to fiscal 1997 and 67% from fiscal 1995 to fiscal 1996. Increased maintenance revenue, generated by the continued growth in the

Restrac Hire and Resume Reader for PeopleSoft installed base, accounts for 70% and 49% of the total increase in services revenue for fiscal 1997 and fiscal 1996, respectively. The remaining increases are attributable to the Company's continued enhancements of its services offerings, with the addition of outsourced scanning services late in fiscal 1996 and the introduction of standardized training and education programs throughout fiscal 1995. There can be no assurances that the Company will sustain these levels of services revenue growth.

     COST OF REVENUE

     Cost of Product Revenue. Cost of product revenue includes royalty payments for third-party software embedded in the Company's products, third-party hardware costs (1995 only) and costs of documentation and shipping. Cost of product revenue decreased 53% to $704 for fiscal 1997 from $1,485 for fiscal 1996. Cost of product revenue increased 4% to $1,485 for fiscal 1996 from $1,425 for fiscal 1995. Cost of product revenue decreased as a percentage of product revenue to 7% for fiscal 1997 from 11% for fiscal 1996 and 14% for fiscal 1995. The percentage decrease for fiscal 1997 as compared to fiscal 1996 is due primarily to favorable rate revisions in the royalties due under third-party licensing arrangements. The percentage decrease for fiscal 1996 from fiscal 1995 is primarily attributable to the Company's decision to discontinue reselling scanning hardware, which represented 58% of cost of product revenue for fiscal 1995.

     Cost of Services Revenue. Cost of services revenue includes all costs of maintaining the client services organization, including salaries and personnel-related expenses, travel, outside consulting services, facilities cost and, to a lessor extent, third party scanning services and royalty payments for software maintenance. Cost of services revenue increased 32% to $6,357 for fiscal 1997 from $4,827 for fiscal 1996. Cost of services revenue increased 62% to $4,827 for fiscal 1996 from $2,984 for fiscal 1995. The increases in absolute dollars for each of the years are principally attributable to increased personnel and associated costs in the client services organization to support a larger client base and proportionately higher services revenue. Cost of services revenue decreased as a percentage of services revenue to 56% for fiscal 1997 from 58% for 1996 and 60% for 1995.

     The higher mix of services revenue in fiscal 1997 as compared to fiscal 1996 is reflected in the slight decrease in gross margin to 68% from 71%.

     OPERATING EXPENSES

     Research and Development. Research and development expenses include all costs associated with the product engineering and quality functions, including salaries and personnel-related expenses, travel, outside consulting services and facilities costs. Research and development expenses were $5,446 or 25% of total revenue for fiscal 1997 as compared to $2,341 or 11% of total revenue for fiscal 1996 and $1,365 or 9% of total revenue for fiscal 1995. These significant increases in both absolute dollars and as a percentage of total revenue for the years presented are primarily due to increases in both personnel and consulting expenses in support of the Company's new and existing product development initiatives and its quality assurance programs. The Company had 50 employees dedicated to research and development efforts at the end of fiscal 1997 as compared to 29 employees at the end of fiscal 1996 and 17 employees at the end of fiscal 1995. The Company considers continued investment in research and development to be integral to its future success. However, research and development spending is expected to decline as a percentage of total revenue in fiscal 1998 as compared to fiscal 1997. All of the Company's research and development costs have been expensed as incurred.

     Sales and Marketing. Sales and marketing expenses include promotional costs and trade shows and costs associated with personnel involved in sales and marketing functions, including salaries, commissions and other personnel-related expenses, travel, outside consulting services and facilities costs. Sales and marketing expenses were $8,703 or 39% of total revenue for fiscal 1997 as compared to $8,004 or 37% of total revenue for fiscal 1996 and $5,978 or 40% of total revenue for fiscal 1995. The Company continued to make significant investments in its sales organization in fiscal 1997, adding personnel and expanding its West Coast and Central U.S. facilities to accommodate the geographic distribution of sales and services personnel and to better support the customer base. The increase in absolute dollars in fiscal 1996 from fiscal 1995 related to increased marketing program costs in support of the Company's sales efforts and an increase in the number of sales and marketing personnel. The Company expects that sales and marketing expenses will continue to increase in absolute dollars; however, such expenses may vary from year to year as a percentage of total revenue.

     General and Administrative. General and administrative expenses consist principally of costs for corporate operations personnel (executive, finance and accounting, information technology, human resources, legal and administrative), professional fees and other general corporate expenses. General and administrative expenses were $3,541 or 16% of total revenue for fiscal 1997 as compared to $2,610 or 12% of total revenue for fiscal 1996 and $1,714 or 11% of total revenue for fiscal 1995. The increase for fiscal 1997 as compared to fiscal 1996, both in absolute dollars and as a percentage of total revenue, is largely the result of personnel increases in support of the Company's infrastructure, increased costs associated with the Company's having gone public in fiscal 1996, investments in internal systems and a one-time charge in 1997 related to the move of the Company's corporate headquarters. The increases for fiscal 1996 as compared to fiscal 1995 were principally due to increased personnel. General and administrative expenses are expected to decline as a percentage of total revenue in fiscal 1998 as compared to fiscal 1997.

     Non-recurring Charge. On January 1, 1991, the Company acquired certain of the assets of Borwick International, Inc. (Borwick), an international consulting firm which developed and marketed software known as SuccessPlan (the Product). As part of this 1991 agreement, Borwick was granted the exclusive right to distribute the Product outside of North America, and the Company was prohibited from selling any competitive products in these territories. On September 30, 1995, the Company entered into an agreement that terminated certain distribution rights of Borwick to the Product and removed any restrictions on the Company's ability to sell competitive products. In conjunction therewith, the Company recorded a non-recurring charge to operations of $1,011 in the fiscal year ended September 30, 1995, representing the present value of payments made and payable under the terms of this agreement.

     OTHER INCOME, NET

     Other income increased to approximately $671 in fiscal 1997 from $326 in fiscal 1996 and $138 in fiscal 1995. These increases are due to higher average cash and cash equivalents and short-term investment balances during each respective year, representing the proceeds raised from the Company's initial public offering in July, 1996. The Company expects to continue to yield investment income on its average balance of combined cash and cash equivalents and short-term investments at an average rate comparable to that experienced for fiscal 1997.

     (BENEFIT) PROVISION FOR INCOME TAXES

     The Company's effective tax rate was (37%), 44% and 41% for the fiscal years ended 1997, 1996 and 1995, respectively. The decrease in the effective rate for fiscal 1997 as compared to fiscal 1996 was due primarily to the net loss in fiscal 1997 compared to the taxable income in prior periods. The benefit generated from the net loss in fiscal 1997 related primarily to the federal tax benefit and was partially offset by minimum taxes due in certain state jurisdictions. The increase in the effective tax rate to 44% in fiscal 1996 from 41% in fiscal 1995 was due primarily to equity related compensation not benefitted for financial statement purposes.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has primarily financed its operations and capital expenditures through internally generated cash flow. Additional financing which has been secured by the

Company includes $3,200 of net proceeds from the issuance of Convertible Preferred Stock in January 1994 and $14,500 of net proceeds from the Company's initial public offering in July, 1996.

     At September 30, 1997, the Company had cash and cash equivalents and short-term investments of $15,155, a decrease of $5,213 from $20,368 at September 30, 1996. Working capital was $14,684 at September 30, 1997 as compared to $17,418 at September 30, 1996, a decrease of $2,734.

     Cash used in operating activities was $2,141 during the year ended September 30, 1997. Use of cash in operating activities consisted mainly of the net loss for the fiscal year of $1,280, the offsetting effects of depreciation and amortization of $1,245, growth in deferred revenue of $943 and the timing of receipts and disbursements, resulting in prepayment of certain expenses, increases in accounts receivable and fluctuations in certain liabilities.

     The Company used $13,030 in investing activities during the year ended September 30, 1997. Investing activities consisted principally of the net purchase of short-term investments of $9,410; the purchase of property and equipment (primarily computer and networking equipment, peripherals and software) which approximated $2,877 to support the corporate infrastructure and the launch of Restrac WebHire; and a cash deposit of $720 for the Company's new lease for its corporate headquarters. This lease deposit (included in Other Assets) is interest-bearing and its investment can be directed by the Company.

     Net cash provided by financing activities for the year ended September 30, 1997 was $548. Financing activities consisted of proceeds and tax benefit from the exercise of stock options and proceeds from the issuance of stock under the employee stock purchase plan.

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

FACTORS AFFECTING FUTURE OPERATING RESULTS

     The Company operates in a dynamic and rapidly changing environment that involves risks and uncertainties. The following section lists some, but not all, of these risks and uncertainties which may have a material adverse effect on the Company's business, financial condition or results of operations. This section should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto, and Management's Discussions and Analysis of Financial Condition and Results of Operations for the years ended September 30, 1997, 1996, and 1995.

     POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

     The Company's results of operations have been, and may in the future be, subject to significant quarterly fluctuations, due to a variety of factors, including the relatively lengthy sales cycle for the Company's products, the relatively large size of a typical product sale, the timing of contracts, the introduction of new products by the Company or its competitors, capital spending patterns of customers, the Company's sales incentive strategy (which is based in part on annual sales targets) and general economic conditions. Historically, revenue in each of the first two fiscal quarters has been lower than in the preceding fourth fiscal quarter (which typically has the highest revenue and net income), due largely to sales incentive programs. A substantial portion of the Company's revenue often occurs during the last few weeks of each quarter; therefore, any delays in orders or shipments are more likely to result in revenue not being recognized until the following quarter. The Company's current expense levels are based in part on its expectations of future revenue and, as a result, net income for a given period could be disproportionately affected by any reduction in revenue. There can be no assurance that the Company will be able to achieve significant revenue, that the level of revenue in the future will not decrease from past levels or that in some future quarter the Company's revenue or operating results will not be below the expectations of stock market securities analysts and investors. In such event, the Company's profitability and price of its Common Stock would likely be materially and adversely affected.

     EMERGING MARKETS

     The Company's future success is substantially dependent on broader recognition of the potential benefits afforded by automated staffing software and services and the growth in demand for such solutions. Because the market for such software is developing, it is difficult to assess the size of the market, the customer demands that will evolve, and the competition that may emerge. There can be no assurance that the market for automated staffing software and services will continue to grow or that the introduction of new technologies or services will not render the Company's existing software and services obsolete or unmarketable.

     The market for automated staffing solutions is undergoing rapid changes including continuing advances in technology and changes in customer requirements and preferences. These market dynamics have been amplified by the emergence of the Internet as a communications medium for staffing solutions. The Company's future success will depend in significant part on its ability to continually improve the performance, features and reliability of its software and services in response to the evolving demands of the marketplace and competitive product offerings, and there can be no assurance that the Company will be successful in doing so. In addition, an element of the Company's business strategy is the introduction of new products, functionalities and other staffing solutions that capitalize on the increasing use of the Internet and corporate intranets. There can be no assurance that the Company will be successful in developing and marketing products that will keep pace with technological changes in the market or new technologies introduced by competitors or that it will satisfy evolving consumer preferences. Development of Internet and intranet-based products, functionalities and other staffing solutions will also depend on increased acceptance of the Internet for staffing solutions and the development of the necessary infrastructure to facilitate commercial applications on the Internet. There can be no assurance of such acceptance or infrastructure development. Failure to develop and introduce new products, functionalities and other staffing solutions in a timely fashion could have a material adverse effect on the Company's business, financial condition and results of operations.

     DEPENDENCE ON PRINCIPAL PRODUCT

     The Company currently derives most of its revenue from its Restrac Hire product. As a result, any factor adversely affecting sales of this product would have a material adverse effect on the Company. The future success of the Company also depends, in part, on achieving broader market acceptance of Restrac Hire, as well as the ability to continue to enhance Restrac Hire to meet the evolving needs of its customers. Moreover, the Company anticipates that its existing and new competitors will introduce additional competitive products. This competition may reduce future market acceptance of Restrac Hire. The market acceptance of the Company's software is difficult to estimate due in large measure to the effect of new products, applications or product enhancements, technological changes in the marketplace for staffing solutions and future competition. There can be no assurance that the Company will maintain and expand acceptance of Restrac Hire. The failure of the Company to maintain and expand its market acceptance as a result of competition, technological change or other factors would have a material adverse effect on the Company's business, financial condition and results of operations.

     MANAGEMENT OF CHANGE

     The evolution of the Company's business and expansion of the Company's customer base has resulted in substantial growth in the number of its employees, the scope of its operation and financial systems and the geographic area of its operations, resulting in increased responsibility for management personnel. The Company's future results of operations will depend on the ability of its officers and other key employees to continue to implement its operational, customer support, and financial control systems and to expand, train, and manage its employee base. Although the Company currently has no agreements, commitments, or understandings relating to any acquisitions, the Company may undertake acquisitions in the future. Any such transactions would place additional strains upon the Company's management resources. There can be no assurance that the Company will be able to manage any future expansion successfully, and any inability to do so would have a material adverse effect on the Company's business, financial condition and results of operations.

     COMPETITION

     The marketplace for staffing solutions is intensely competitive and is rapidly changing. The Company encounters direct competition from a number of companies providing staffing solutions, including (i) other human resource staffing software companies, (ii) providers of general human resource information systems, (iii) agencies providing or sourcing full-time, contract and temporary labor, (iv) information systems departments of potential prospects that develop custom software, and (v) providers of other client/server application software or document management systems.

     The Company's primary direct competitor is Resumix, Inc., which was acquired by Ceridian, Inc. in 1995. The Company also competes directly against other providers of human resource staffing software, most of which are small privately held companies providing less functional products at lower prices. In addition, vendors of general human resource information systems generally include applicant tracking modules in their offerings which can compete with the Company's products. Moreover, there can be no assurance that such vendors will not develop and market products in direct competition with the Company. Some of the Company's current and many of its potential competitors, including PeopleSoft, IBM and many other providers of general human resource information systems, are large, publicly traded organizations with access to significantly greater financial, technical, marketing, and other resources. As a result, they may be able to respond to market changes, emerging technologies or changes in customer requirements more rapidly and devote more resources to the development, marketing, and sales of their products than the Company. Competition may increase from new market entrants (particularly if the market for automated staffing solutions continues to develop) or through consolidations in the software industry and/or cooperative relationships among companies. Although the Company believes that at the present time its products are competitively priced, an increase in competition could result in price reductions and loss of market share. Such competition and any resulting price reductions could have a material adverse effect on the Company's business, financial condition, and results of operations.

     DEPENDENCE ON THIRD PARTIES

     A key element of the Company's business strategy is to develop relationships with leading industry organizations in order to increase the Company's market presence, expand distribution channels and broaden the Company's product line. The Company believes that its continued success depends in large part on its ability to maintain such relationships and cultivate additional relationships. There can be no assurance that the Company's existing strategic partners such as

PeopleSoft or future strategic partners will not develop and market products in direct competition with the Company or otherwise discontinue their relationships with the Company, or that the Company will be able to successfully develop additional strategic relationships.

     In addition, certain technology incorporated in the Company's software is licensed from third parties on a nonexclusive basis. The termination of any of such licenses, or the failure of the third party licensers to adequately maintain or update their products, could result in delay in the Company's ability to ship certain of its products while it seeks to implement technology offered by alternative sources. In addition, any required replacement licenses could prove more costly than the Company's current license relationships and might not provide technology as powerful and functional as the third-party technology currently licensed by the Company. Also, any such delay, to the extent it becomes extended or occurs at or near the end of a fiscal quarter, could have a material adverse effect on the Company's results of operations for that quarter. While it may be necessary or desirable in the future to obtain other licenses relating to one or more of the Company's products or relating to current or future technologies, there can be no assurance that the Company will be able to do so on commercially reasonable terms or at all.

     RELIANCE ON SINGLE CLIENT INTERFACE AND SINGLE SERVER PLATFORM

     At the present time, the Company supports client (workstation) platforms utilizing Microsoft's Windows family of software products, including Windows 3.1, Windows NT and Windows 95. If Microsoft were to fundamentally change the architecture of its software product such that users of the Company's software applications experienced significant performance degradation or were rendered incompatible with future versions of Microsoft's Windows Operating System, the Company's business, financial condition and results of operations could be materially adversely affected. If a new client platform or other interface were to gain broad acceptance in the marketplace, there can be no assurance that the Company's architecture would be compatible with such an interface.

     Certain products planned for release in fiscal 1998 will operate exclusively on Microsoft's NT Server and Internet Information Server (IIS) platforms. If Microsoft were to fundamentally change the architecture of its server product such that users of the Company's software applications experienced significant performance degradation or were rendered incompatible with future versions of Microsoft's NT Server or IIS, the Company's business, financial condition and results of operations could be materially adversely affected. If a new type of server were to gain broad acceptance in the marketplace, there can be no assurance that the Company's architecture would be compatible with such a server.

     RISK OF NEW PRODUCT INTRODUCTIONS; RISK OF PRODUCT DEFECTS

     As the marketplace for staffing solutions continues to evolve, the Company plans to develop and introduce new products and services to enable it to effectively address the changing needs of that market. There is no guarantee that the Company will be able to develop new products or services or that such solutions will achieve market acceptance or, if market acceptance is achieved, that the Company will be able to maintain such acceptance for a significant period of time. Any inability of the Company to quickly develop products and services that address changes in technology or customer demands may require the Company to substantially increase development expenditures or result in loss of market share to a competitor.

     Products as complex as those offered by the Company may contain undetected errors when first introduced or when new versions are released. The Company has in the past discovered software errors in certain of its product offerings after their introduction. There can be no assurance that, despite testing by the Company, errors will not occur in new products or releases after commencement of commercial shipments, resulting in adverse publicity, in loss of or delay in market acceptance, or in claims by the customer against the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     DEPENDENCE ON KEY PERSONNEL

     The Company's future success depends to a significant extent on its senior management and other key employees. The Company also believes that its future success will depend in large part on its ability to attract and retain additional key employees. Competition for such personnel in the computer software industry is intense, and there can be no assurance that the Company will be successful in attracting and training such personnel. Furthermore, although the Company is a party to non-competition agreements with each of its senior executives, the laws governing such agreements are in continual flux and the enforceability of such agreements in each jurisdiction in which enforcement might be sought is uncertain. The Company's inability to attract and retain additional key employees or the loss of one or more of its current key employees could materially adversely affect the Company's business, financial condition and results of operations.

     RISK OF INTERNATIONAL EXPANSION

     Although international sales have not been significant to date, an element of the Company's business strategy is the expansion of its existing international operations and entry into additional international markets, which will require significant management attention and financial resources. To the extent that the Company is unable to make the investments required to expand in a timely manner, the Company's growth, if any, in international sales will be limited, and the Company's business, financial condition and results of operations could be materially adversely affected. In addition, there can be no assurance that the Company will be able to maintain or increase international market demand for its products. Additional risks inherent in the Company's international business activities generally include currency fluctuations, unexpected changes in regulatory requirements, tariffs and other trade barriers, costs and difficulties associated with localizing products for foreign countries, lack of acceptance of localized products in foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences, restrictions on the repatriation of earnings, the burdens of complying with a wide variety of foreign laws and political and economic instability. There can be no assurance that such factors will not have a material adverse effect on the Company's future international sales or the Company's overall business, financial condition and results of operations.

     LIMITED PROTECTION OF INTELLECTUAL PROPERTY AND DEPENDENCE ON PROPRIETARY RIGHTS; RISK OF LITIGATION

     The Company relies on a combination of copyright and trade secret laws, employee and third party non-disclosure agreements and other methods to protect its proprietary rights. There can be no assurance that the measures taken by the Company to protect its proprietary rights will be adequate to prevent misappropriation of its technology or independent development by others of similar technology. In addition, the Company may be subject to additional risk as it enters into transactions in countries where intellectual property laws are not well developed or are poorly enforced. The Company's inability to protect its proprietary rights would have a material adverse effect on the Company's business, financial condition and results of operations.

     As the number of human resource application software products and services in the industry increases and the functionality of these solutions further overlaps, software developers and publishers may increasingly become subject to infringement claims. There can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products. Although the Company is not currently the subject of any intellectual property litigation, there has been substantial litigation regarding copyright, patent and other intellectual property rights involving computer software companies. Any claims or litigation, with or without merit, could be costly and could result in a diversion of management's attention, which could have a material adverse effect on the Company's business, financial condition and results of operations. Adverse determinations in such claims or litigation may require the Company to obtain a license and/or pay damages, which could also have a material adverse effect on the Company's business, financial condition and results of operations.

     VOLATILITY OF STOCK PRICE

     As is frequently the case with stock of high technology companies, the market price of the Company's stock has been and may continue to be quite volatile. Factors such as quarterly fluctuations in results of operations, announcements of technological innovations by the Company or its competitors or the introduction of new products by the Company or its competitors, and macroeconomic conditions in the computer software industries generally, may have a significant impact on the market price of the stock of the Company. If revenue or earnings in a quarter fail to meet expectations (published or otherwise) of the investment community, there could be an immediate impact on the Company's stock price. Furthermore, the stock market has from time to time experienced extreme price and volume fluctuations which have particularly affected the market price for many high technology companies and which, on occasion, have been unrelated to the operating performance of those companies. These broad market fluctuations may materially adversely affect the market price of the stock of the Company.

     PRODUCT LIABILITY

     Although the Company has not experienced any product liability claims to date, the sale and support of products by the Company and the incorporation of products from other companies may entail the risk of product liability claims. The Company's license agreements with its customers typically contain provisions intended to limit the Company's exposure to such claims, but such provisions may not be effective in limiting the Company's exposure. A successful product liability action brought against the Company could adversely affect the Company's business, financial condition and results of operations.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 is hereby incorporated by reference to the text appearing under Part I, Item 1 -- Business under the caption "Executive Officers and Directors" in this Report, and by reference to the information included under the headings "Information Regarding Directors", "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed by the Company within 120 days after close of its fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item 11 is hereby incorporated by reference to the information under the heading "Executive Compensation" in the Company's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed by the Company within 120 days after the close of its fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is hereby incorporated by reference to the information under the heading "Principal And Management Stockholders" in the Company's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed by the Company within 120 days after the close of its fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 is hereby incorporated by reference to the information under the heading "Certain Relationships and Related Transactions", if any, in the Company's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed by the Company within 120 days after the close of its fiscal year.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS

     1. Report of Arthur Andersen LLP dated October 23, 1997 (See Page F-2 hereof).

     2. Consolidated Balance Sheets as of September 30, 1997 and 1996. (See Page F-3 hereof).

     3. Consolidated Statements of Operations for the years ended September 30, 1997, 1996 and 1995 (See Page F-4 hereof).

     4. Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) for the years ended September 30, 1997, 1996 and 1995. (See Page F-5 hereof).

     5. Consolidated Statements of Cash Flows for the years ended September 30, 1997, 1996 and 1995. (See Page F-6 hereof).

     6. Notes to Consolidated Financial Statements. (See pages F-7 through F-16 hereof).

(a)(2) FINANCIAL STATEMENT SCHEDULES

 DESCRIPTION                                                  SCHEDULE NO.
-------------                                     ------------------------------------
Schedule II.                                       Valuation and Qualifying Accounts

     Other schedules are not provided because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(a)(3) EXHIBITS

     (a) Exhibits. The following is a complete list of Exhibits filed as part of this Form 10-K.

   EXHIBIT NO.                                      DESCRIPTION
   ------------    ------------------------------------------------------------------------------
           *3.1    Form of Third Amended and Restated Certificate of Incorporation of the Company
           *3.2    Amended and Restated By-laws of the Company
           *4.1    Specimen certificate for shares of Common Stock, $.01 par value, of the
                   Company
          *10.1    Stock Purchase Agreement dated January 5, 1994, as amended, by and between the
                   Company and the Purchasers identified therein
          *10.2    Stock Redemption Agreement dated January 5, 1994 between the Company and J.
                   Paul Costello, Lars D. Perkins and John P. Jopling
          *10.3    Registration Rights Agreement dated January 5, 1994 between the Company and
                   Lars D. Perkins, J. Paul Costello and John P. Jopling
          *10.4    Restrac, Inc. 1994 Stock Option Plan
          *10.5    Restrac, Inc. 1996 Stock Option and Grant Plan
         **10.6    Restrac, Inc. 1996 Employee Stock Purchase Plan
          *10.7    Paid-up Software License dated as of January 1, 1993 by and between the
                   Company and Costello and Company, Inc.
         *+10.8    VAR Agreement dated November 27, 1991 between the Company and Verity, Inc. and all amendments thereto -- see 10.25 below
         *+10.9    Value Added Reseller License Agreement dated August 31, 1992 by and between
                   The Analytic Sciences Corporation and the Company and all amendments thereto
         *10.12    Form of Director's Indemnification Agreements
         *10.13    Form of Employment Agreement with Senior Management
         *10.14    Form of Addendum to Employment Agreement with Senior Management
         *10.15    Agreement Pertaining to the Election of Directors dated January 5, 1994 by
                   Lars D. Perkins, J. Paul Costello and the Purchasers identified therein

   EXHIBIT NO.                                      DESCRIPTION
   ------------    ------------------------------------------------------------------------------
         *10.16    Shareholder Agreement dated January 5, 1994 by and among the Company and the
                   Shareholders identified therein
         *10.17    Agreement Pertaining to Certain Activities dated January 5, 1994 by and between Lars D. Perkins and the Company
         *10.18    Termination Agreement dated September 30, 1995 by and among the Company and
                   Borwick International, Inc. and Irving P. Borwick
         *10.19    Finder's Fee and Non-Competition Agreement dated September 30, 1995 between the Company and Irving P. Borwick
        **10.22    Lease agreement dated November 12, 1996 between Boston Properties, Inc. and the Company
         +10.24    Amendment #3 to VAR Agreement dated November 27, 1991, between the Company and
                   Verity, Inc.
           11.1    Schedule regarding computation of earnings per share
         **21.1    Subsidiaries of registrant
           23.1    Consent of Arthur Andersen LLP
           27.1    Financial Data Schedule.

---------------

 * Incorporated by reference to the specified exhibit with the corresponding numbers in the Company's Registration Statement on Form S-1, as amended (No. 333-03521), declared effective on July 22, 1996.

** Incorporated by reference to the specified exhibit with the corresponding numbers in the Company's Annual Report on Form 10-K, filed with the Commission on December 27, 1996.

 + Confidential treatment requested as to portions of this document.

(b) Report on Form 8-K.

     The Company has not filed any Form 8-K's during the fourth quarter of 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 22nd day of December 1997.

                                  By: /s/   LARS D. PERKINS
                                     -------------------------------------------
                                        Lars D. Perkins, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            SIGNATURE                                 TITLE                            DATE
---------------------------------    ----------------------------------------   ------------------
       /s/ LARS D. PERKINS           Director, Chief Executive Officer           December 22, 1997
---------------------------------     (Principal Executive Officer)
        Lars D. Perkins

       /s/ MARTIN J. FAHEY           Director, President and Chief Operating     December 22, 1997
---------------------------------     Officer
         Martin J. Fahey

      /s/ CYNTHIA G. EADES           Chief Financial Officer (Principal          December 22, 1997
---------------------------------     Financial Officer and Principal
        Cynthia G. Eades              Accounting Officer)


    /s/ RUSSELL J. CAMPANELLO        Director                                    December 22, 1997
---------------------------------
      Russell J. Campanello

      /s/ J. PAUL COSTELLO           Director                                    December 22, 1997
---------------------------------
        J. Paul Costello

      /s/ A. BRUCE JOHNSTON          Director                                    December 22, 1997
---------------------------------
        A. Bruce Johnston

                                 RESTRAC, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                         PAGE
                                                                                         -----
Report of Independent Public Accountants..............................................     F-2
Consolidated Balance Sheets as of September 30, 1997 and 1996.........................     F-3
Consolidated Statements of Operations for the Years Ended September 30, 1997, 1996 and
  1995................................................................................     F-4
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders'
  Equity (Deficit) for the Years Ended September 30, 1997, 1996 and 1995..............     F-5
Consolidated Statements of Cash Flows for the Years Ended September 30, 1997, 1996 and
  1995................................................................................     F-6
Notes to Consolidated Financial Statements............................................     F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Restrac, Inc.:

     We have audited the accompanying consolidated balance sheets of Restrac, Inc., as of September 30, 1997 and 1996, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended September 30, 1997. These consolidated financial statements and schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Restrac, Inc. as of September 30, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.

     Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/S/ ARTHUR ANDERSEN LLP


Boston, Massachusetts
October 23, 1997

                                 RESTRAC, INC.

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                            SEPTEMBER 30,
                                                                         --------------------
                                                                          1997         1996
                                                                         -------      -------
                                           ASSETS
Current Assets:
  Cash and cash equivalents.........................................     $ 5,745      $20,368
  Short-term investments............................................       9,410           --
  Accounts receivable, less allowance for doubtful accounts of $320
     and $350 at September 30, 1997 and 1996, respectively..........       5,130        3,387
  Other current assets..............................................         780          229
  Refundable income taxes...........................................         948           --
  Deferred income taxes.............................................         881          771
                                                                         -------      -------
          Total current assets......................................      22,894       24,755
  Property and equipment, net.......................................       3,383        1,521
  Other assets, net.................................................         776           34
                                                                         -------      -------
          TOTAL ASSETS..............................................     $27,053      $26,310
                                                                         =======      =======
                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of capital lease obligations......................     $   144      $     5
  Accounts payable..................................................       1,459          570
  Accrued expenses..................................................       2,523        3,453
  Deferred revenue..................................................       4,084        3,141
  Accrued income taxes..............................................          --          168
                                                                         -------      -------
          Total current liabilities.................................       8,210        7,337
                                                                         -------      -------
  Deferred rent.....................................................         172           --
                                                                         -------      -------
  Capital lease obligations.........................................         131           --
                                                                         -------      -------
  Commitments (note 3)
  Stockholders' Equity:
     Preferred stock, $.01 par value -- Authorized -- 5,000,000
      shares, Issued and outstanding -- none........................          --           --
     Common stock, $.01 par value -- Authorized -- 30,000,000
      shares, Issued -- 8,852,303 shares at September 30, 1997,
      8,569,711 shares at September 30, 1996........................          89           86
  Additional paid-in capital........................................      19,067       18,223
  Treasury stock, at cost...........................................        (831)        (831)
  Retained earnings.................................................         215        1,495
                                                                         -------      -------
          Total stockholders' equity................................      18,540       18,973
                                                                         -------      -------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY................     $27,053      $26,310
                                                                         =======      =======

  The accompanying notes are an integral part of these consolidated financial statements.

                                 RESTRAC, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                 YEARS ENDED SEPTEMBER 30,
                                                           -------------------------------------
                                                             1997          1996          1995
                                                           ---------     ---------     ---------
Revenue:
  Product revenue......................................    $  10,716     $  13,265     $  10,024
  Services revenue.....................................       11,332         8,327         4,990
                                                           ---------     ---------     ---------
          Total revenue................................       22,048        21,592        15,014
                                                           ---------     ---------     ---------
Cost of Revenue:
  Product revenue......................................          704         1,485         1,425
  Services revenue.....................................        6,357         4,827         2,984
                                                           ---------     ---------     ---------
          Total cost of revenue........................        7,061         6,312         4,409
                                                           ---------     ---------     ---------
Gross margin...........................................       14,987        15,280        10,605
                                                           ---------     ---------     ---------
Operating Expenses:
  Research and development.............................        5,446         2,341         1,365
  Sales and marketing..................................        8,703         8,004         5,978
  General and administrative...........................        3,541         2,610         1,714
  Non-recurring charge (note 2)........................           --            --         1,011
                                                           ---------     ---------     ---------
          Total operating expenses.....................       17,690        12,955        10,068
                                                           ---------     ---------     ---------
  Income (loss) from operations........................       (2,703)        2,325           537
  Other income, net....................................          671           326           138
                                                           ---------     ---------     ---------
  Income (loss) before provision (benefit) for income
     taxes.............................................       (2,032)        2,651           675
  (Benefit) provision for income taxes.................         (752)        1,167           274
                                                           ---------     ---------     ---------
  Net income (loss)....................................    $  (1,280)    $   1,484     $     401
                                                           =========     =========     =========
  Net income (loss) per common and common equivalent
     share.............................................    $    (.16)    $    0.21     $    0.06
                                                           =========     =========     =========
  Weighted average number of common and common
     equivalent shares outstanding.....................    8,056,272     7,212,171     6,949,273
                                                           =========     =========     =========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 RESTRAC, INC.

       CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
                       AND STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                       REDEEMABLE
                       CONVERTIBLE              COMMON STOCK
                     PREFERRED STOCK       ----------------------                   TREASURY STOCK                      TOTAL
                  ---------------------                   $.01       ADDITIONAL    -----------------    RETAINED    STOCKHOLDERS'
                    NUMBER     CARRYING     NUMBER        PAR         PAID-IN       NUMBER              EARNINGS       EQUITY
                  OF SHARES     VALUE      OF SHARES     VALUE        CAPITAL      OF SHARES   COST     (DEFICIT)     (DEFICIT)
                  ----------   --------    ---------   ----------    ----------    ---------   -----    --------    -------------
Balance,
  September 30,
  1994..........      556      $ 3,562       4,500        $ 45        $    161        630      $(805)   $   120        $  (479)
Accretion of
  dividends.....       --          280          --          --              --         --         --       (280)          (280)
Net income......       --           --          --          --              --         --         --        401            401
                     ----      -------       -----        ----        --------        ---      -----    -------        -------
Balance,
  September 30,
  1995..........      556        3,842       4,500          45             161        630       (805)       241           (358)
Exercise of
  common stock
  options.......       --           --          67           1              38         --         --         --             39
Purchase of
  treasury
  stock.........       --           --          --          --              --         57        (26)        --            (26)
Accretion of
  dividends.....       --          230          --          --              --         --         --       (230)          (230)
Tax benefit from
  stock options
  exercised.....       --                       --          --              --         35         --         --             --
Effect of
  preferred
  stock
  conversion....     (556)      (4,072)      2,503          25           3,479         --         --         --          3,504
Public offering
  proceeds,
  net...........       --           --       1,500          15          14,496         --         --         --         14,511
Compensation
  expense on
  warrant
  grants........       --           --          --          --              14         --         --         --             14
Net income......       --           --          --          --              --         --         --      1,484          1,484
                     ----      -------       -----        ----        --------        ---      -----    -------        -------
Balance,
  September 30,
  1996..........       --           --       8,570          86          18,223        687       (831)     1,495         18,973
Exercise of
  common stock
  options.......       --           --         265           3             208         --         --         --            211
Tax benefits
  from options
  exercised.....       --           --          --          --             285         --         --         --            285
Employee stock
  purchase plan
  stock
  issuance......       --           --          17          --              79         --         --         --             79
Compensation
  expense on
  warrant
  grants........       --           --          --          --              99         --         --         --             99
Compensation
  expense on
  stock
  options.......       --           --          --          --             173         --         --         --            173
Net loss........       --           --          --          --              --         --         --     (1,280)        (1,280)
                     ----      -------       -----        ----        --------        ---      -----    -------        -------
Balance,
  September 30,
  1997..........       --      $    --       8,852        $ 89        $ 19,067        687      $(831)   $   215        $18,540
                     ====      =======       =====        ====        ========        ===      =====    =======        =======

  The accompanying notes are an integral part of these consolidated financial statements.

                                 RESTRAC, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          YEARS ENDED SEPTEMBER 30,
                                                                      ----------------------------------
                                                                        1997         1996         1995
                                                                      --------      -------      -------
Cash Flows from Operating Activities:
  Net (loss) income................................................   $ (1,280)     $ 1,484      $   401
  Adjustments to reconcile net (loss) income to net cash (used in)
     provided by operating activities --
     Depreciation and amortization.................................      1,245          861          430
     Provision for doubtful accounts...............................         15          201          317
     Deferred income taxes, net....................................       (110)         (70)        (448)
     Loss on disposal of property and equipment....................         --           --            9
     Compensation expense on stock options.........................        173           --           --
     Compensation expense on warrant grants........................         99           14           --
     Changes in assets and liabilities --
       Accounts receivable.........................................     (1,758)        (102)      (1,650)
       Other current assets........................................       (482)         225         (297)
       Refundable income taxes.....................................       (948)          --           --
       Accounts payable............................................        888          (15)          45
       Accrued expenses............................................       (930)         589        1,475
       Deferred revenue............................................        943          615        1,530
       Other liabilities...........................................        172          (45)         (64)
       Accrued income taxes........................................       (168)          41         (334)
                                                                      --------      -------      -------
          Net cash (used in) provided by operating activities......     (2,141)       3,798        1,414
                                                                      --------      -------      -------
Cash Flows from Investing Activities:
  Purchases of property and equipment..............................     (2,877)        (928)      (1,115)
  Proceeds from sale of property and equipment.....................         --           --            8
  Purchase of short-term investments...............................     (9,410)          --           --
  Increase in other assets.........................................       (743)         (19)          (1)
                                                                      --------      -------      -------
          Net cash used in investing activities....................    (13,030)        (947)      (1,108)
                                                                      --------      -------      -------
Cash Flows from Financing Activities:
  Payments of capital lease obligations............................        (27)          (9)         (27)
  Payments of bank notes payable...................................         --           --          (47)
  Net proceeds from initial public offering of common stock........         --       14,511           --
  Proceeds from exercise of common stock options...................        211           38           --
  Proceeds from employee stock purchase plan stock issuance........         79           --           --
  Tax benefit of stock options exercised...........................        285           35           --
  Purchase of treasury stock.......................................         --          (25)          --
                                                                      --------      -------      -------
          Net cash provided by (used in) financing activities......        548       14,550          (74)
                                                                      --------      -------      -------
Net (decrease) increase in Cash and Cash Equivalents...............    (14,623)      17,401          232
Cash and Cash Equivalents, beginning of period.....................     20,368        2,967        2,735
                                                                      --------      -------      -------
Cash and Cash Equivalents, end of period...........................   $  5,745      $20,368      $ 2,967
                                                                      ========      =======      =======
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for
     Interest......................................................   $      5      $    16      $    10
                                                                      --------      -------      -------
     Income taxes..................................................   $    442      $   893      $ 1,280
                                                                      --------      -------      -------

  The accompanying notes are an integral part of these consolidated financial statements.

                                 RESTRAC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(1) OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

     The Company designs, develops, markets, implements and supports human resource staffing software to automate the recruitment, selection and placement of an organization's workforce. The Company's staffing software enables organizations to strategically manage their human capital by reducing hiring and placement costs, decreasing time to fill positions and providing more effective skills management and worker deployment. The Company's products provide human resource departments with client/server solutions to quickly and efficiently build and search comprehensive "pools" of resume skills data to find the workers they need, while also managing the workflow of the staffing process.

     In 1982, the Company was incorporated under the laws of the Commonwealth of Massachusetts. On January 5, 1994, the Company was reincorporated as a Delaware corporation. On June 15, 1995, the Company amended its Certificate of Incorporation to effect a name change from MicroTrac Systems, Inc. to Restrac, Inc.

     The accompanying consolidated financial statements include the accounts of Restrac, Inc. and its wholly-owned subsidiary, Restrac Securities Corporation, collectively referred to in these Notes to Consolidated Financial Statements as "the Company." All intercompany accounts and transactions have been eliminated in consolidation.

     The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in the Notes to Consolidated Financial Statements.

     (a) Revenue Recognition

     Product revenue includes software license fees, and prior to fiscal 1997, third-party scanning hardware and royalty revenue. Services revenue includes customer maintenance fees, training, installation, consulting and scanning. The Company recognizes product and services revenue in accordance with the provisions of Statement of Position (SOP) No. 91-1, Software Revenue Recognition.

     Product revenue from software license fees is recognized upon delivery, provided there are no significant Company obligations remaining and collectibility of the revenue is probable. If an acceptance period is allowed, revenue is recognized upon the earlier of the acceptance or the expiration of the acceptance period, as defined in the applicable software license agreement.

     Services revenue from customer maintenance fees for postcontract support is recognized ratably over the maintenance term, which is typically 12 months. When customer maintenance fees are included in an initial software license fee, the Company allocates approximately 15% of the software license fee to the first year's maintenance. The amount allocated to customer maintenance fees for the first year is comparable to customer maintenance fees charged separately by the Company. Other services revenue from training, installation, consulting and scanning is recognized as the related services are performed.

     Deferred revenue represents payments received by the Company in advance of product delivery or service performance.

     SOP 97-2, Software Revenue Recognition, issued in October 1997, is effective for transactions entered into in fiscal years beginning after December 15, 1997. This statement supersedes

                                 RESTRAC, INC.

                               SEPTEMBER 30, 1997

SOP 91-1 and provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The Company's management anticipates that the adoption of this statement will not have a material impact on its financial condition or results of operations.

     (b) Research and Development Costs

     Research and development costs are generally charged to operations as incurred. Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software To Be Sold, Leased or Otherwise Marketed, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have not been material. For the years ended September 30, 1997, 1996 and 1995, all research and development costs have been expensed.

     (c) Cash and Cash Equivalents

     Cash equivalents are recorded at amortized cost and consist of highly liquid investments with original maturities of three months or less. At September 30, 1997 and 1996, cash and cash equivalents consisted of the following:

                                                                      SEPTEMBER 30,
                                                                    -----------------
                                                                     1997      1996
                                                                    ------    -------
          Cash and money market funds............................   $1,595    $ 5,368
          Municipal securities...................................    3,950         --
          Overnight treasury investment..........................      200         --
          Security purchased under agreement to resell...........       --     15,000
                                                                    ------    -------
                                                                    $5,745    $20,368
                                                                    ======    =======

     The "Security Purchased Under Agreement to Resell" at September 30, 1996 consisted of a United States Government agency security acquired to facilitate the transfer of funds from Restrac, Inc. to Restrac Securities Corporation upon the latter's incorporation.

     (d) Short-term Investments

     Short-term investments of $9,410 consist of municipal debt securities with original maturities between three and twelve months. The Company classifies these short-term maturities as held-to-maturity, and accordingly, they are carried at amortized cost, which approximates market.

     (e) Other Current Assets

     Other current assets primarily consist of prepaid operating expenses. The Company capitalizes prepaid expenses and amortizes them over the applicable period of their use. Prepaid expenses amounted to $721 and $229 at September 30, 1997 and 1996, respectively.

                                 RESTRAC, INC.

                               SEPTEMBER 30, 1997

     (f) Property and Equipment

     The Company records property and equipment at cost and provides for depreciation and amortization on a straight-line basis over the estimated useful lives of the assets, as follows:

                                                                              SEPTEMBER 30,
                                                             ESTIMATED       ----------------
                   ASSET CLASSIFICATION                     USEFUL LIFE       1997      1996
     -------------------------------------------------   -----------------   ------    ------
     Office equipment.................................     3 -- 5 Years      $5,117    $2,684
     Furniture and fixtures...........................     3 -- 7 Years         610       406
     Leasehold improvements...........................     Life of Lease        358       133
     Equipment under capital lease....................        3 Years           369       123
                                                                             ------    ------
                                                                              6,454     3,346
     Less -- Accumulated depreciation and
       amortization...................................                        3,071     1,825
                                                                             ------    ------
                                                                             $3,383    $1,521
                                                                             ======    ======

     Depreciation and amortization expense for the years ended September 30, 1997, 1996, and 1995 amounted to approximately $1,245, $861 and $431, respectively.

     (g) Income Taxes

     The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, a deferred tax asset or liability is measured by the enacted tax rates expected to be in effect when the differences between the financial statement and tax bases of assets and liabilities reverse.

     (h) Use of Estimates in the Preparation of Financial Statements

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

     (i) Concentration of Credit Risk

     The Company has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company places its cash, cash equivalents and short-term investments in highly rated institutions or securities. The Company's accounts receivable credit risk is not concentrated within any geographical area, and no single customer accounts for greater than 10% of total revenue or represents a significant credit risk to the Company.

     (j) Postretirement Benefits

     The Company offers no postretirement benefits.

     (k) Net Income per Common and Common Equivalent Share

     For the fiscal year ended September 30, 1997, net income per common and common equivalent share was based on the weighted average number of common shares outstanding during the period. Common equivalent shares outstanding during the period, computed in accordance with the treasury stock method, were not used as their inclusion would have been anti-dilutive. For the fiscal

                                 RESTRAC, INC.

                               SEPTEMBER 30, 1997

years ended September 30, 1996 and 1995, net income per common and common equivalent share was based on the weighted average number of common and common equivalent shares outstanding during the period, computed in accordance with the treasury stock method, plus the number of shares of common stock issuable upon conversion of the redeemable convertible preferred stock and the number of shares of common stock issued pursuant to the initial public offering sufficient to generate proceeds for the payment of $569 and $339, respectively, of estimated accumulated redeemable convertible preferred stock dividends payable upon the closing of the initial public offering. The weighted average number of common and common equivalent shares assumes that common stock options granted and shares issued one year prior to the initial filing of the registration statement for the Company's initial public offering are outstanding for the periods presented, computed in accordance with the treasury stock method.

     In March of 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, Earnings Per Share. This pronouncement is effective for fiscal years ending after December 15, 1997. One of the more significant changes is the replacement of primary earnings per share with "basic" earnings per share. Basic earnings per share is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding, with no consideration given for any potentially dilutive securities. Fully diluted earnings per share, now called "diluted" earnings per share, is still required. As a net loss was incurred during fiscal 1997, the pro forma loss per share for fiscal 1997, computed under the new statement, is the same as the loss per share presented. The computational differences in the fully diluted earnings per share under the new pronouncement would have no impact on earnings per share for the fiscal 1996 and 1995 periods.

     (l) Stock-Based Compensation

     In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. The Company determined that it will continue to account for employee stock-based compensation under Accounting Principles Board Opinion No. 25 and, pursuant to SFAS 123, has disclosed the pro forma effect on net income or loss and per share amounts in the notes to the financial statements using the fair value-based method for the fiscal year ended September 30, 1997, with comparable disclosures for the fiscal year ended September 30, 1996.

     (m) New Accounting Standards

     In June 1997, the FASB issued SFAS No.131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual interim basis for each reportable segment of an enterprise. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Unless impracticable, companies would be required to restate prior period information upon adoption. The Company has not yet determined the impact of this pronouncement on its disclosure.

     (n) Financial Instruments

     The estimated fair value of the Company's financial instruments, which include cash equivalents, short-term investments and accounts receivable, approximates their carrying value.

     (o) Noncash Investing and Financing Activities

     Noncash investment and financing activities include a $246 increase in equipment under capital leases for the fiscal year ended September 30, 1997 and tax benefit of stock options exercised of

                                 RESTRAC, INC.

                               SEPTEMBER 30, 1997

$285 and $35 for the years ended September 30, 1997 and 1996, respectively. Noncash investment and financing activities for the fiscal year ended September 30, 1996 include conversion of redeemable convertible preferred stock into common stock of $3,504. Additional noncash investment and financing activities included the issuance of warrants of $99, $14 and $0 and dividend accretion in the amount of $0, $229 and $280 for the years ended September 30, 1997, 1996 and 1995, respectively.

     (p) Reclassifications

     Certain reclassifications have been made to the fiscal 1996 and 1995 consolidated financial statements to conform to the fiscal 1997 presentation. Such reclassifications have no effect on previously reported net income.

(2)  BUYOUT OF DISTRIBUTION RIGHTS

     On January 1, 1991, the Company acquired certain of the assets of Borwick International, Inc. (Borwick), an international consulting firm which developed and marketed software known as SuccessPlan (the Product). As part of this 1991 agreement, Borwick was granted the exclusive right to distribute the Product outside of North America, and the Company was prohibited from selling any competitive products in these territories. On September 30, 1995, the Company entered into an agreement that terminated certain distribution rights of Borwick to the Product and removed any restrictions on the Company's ability to sell competitive products. In conjunction therewith, the Company recorded a non-recurring charge to operations of $1,011 in the fiscal year ended September 30, 1995, representing the present value of payments made and payable under the terms of this agreement.

(3)  LEASE COMMITMENTS

     The Company's corporate headquarters are located in Lexington, Massachusetts, where it currently occupies approximately 60,000 square feet of office space under a lease expiring in December 2003. The Company also has regional sales and service offices in Foster City, California and Chicago, where it occupies approximately 6,000 square feet in both locations, under leases expiring in January and February of 2002, respectively. In addition, the Company leases office space for its sales representatives in Atlanta, Dallas, Denver, Reading, U.K. and Toronto, Ontario.

     Capital lease obligations consist of amounts due under an equipment lease agreement expiring in July 1999. At September 30, 1997, the cost and accumulated depreciation of the related equipment was $246 and $14, respectively.

                                 RESTRAC, INC.

                               SEPTEMBER 30, 1997

     Future minimum rental payments as of September 30, 1997 under both the operating and capital leases, are shown in the following table:

                                                                  CAPITAL     OPERATING
                                                                   LEASES       LEASES
                                                                  --------    ----------
          1998.................................................     $163       $  1,701
          1999.................................................      137          1,739
          2000.................................................       --          1,773
          2001.................................................       --          1,776
          2002.................................................       --          1,601
          Thereafter...........................................       --          2,128
                                                                    ----       --------
                                                                     300         10,718
               Less -- sublease rental income..................       --            468
               Less -- amounts representing interest...........       25             --
                                                                    ----       --------
          Present value of minimum lease payments..............      275       $ 10,250
                                                                               ========
               Less -- current portion.........................      144
                                                                    ----
                                                                    $131
                                                                    ====

     Aggregate net rental expense included in the accompanying statements of income for the fiscal years ended September 30, 1997, 1996 and 1995 is approximately $1,496, $542 and $330, respectively.

     Leases with escalating rents or free rent periods are expensed on a straight-line basis over the fixed term of the lease. Deferred rent of approximately $172 and $0 is included in other liabilities in the accompanying consolidated balance sheets at September 30, 1997 and 1996, respectively.

(4) REDEEMABLE CONVERTIBLE PREFERRED STOCK

     On January 5, 1994, the Company amended its Certificate of Incorporation to authorize the issuance of 1,000,000 shares of preferred stock with a par value of $1.00 per share and issued 556,155 shares of redeemable convertible preferred stock (Preferred Stock) for a purchase price of $6.30 per share for proceeds of $3,234, net of $270 of issuance costs. On July 26, 1996, as a result of the initial public offering, the Company converted the 556,155 shares of Preferred Stock into 2,502,696 shares of common stock.

     During the fiscal years ended September 30, 1996 and 1995, the carrying value of the Preferred Stock was increased by accreted dividends of $230 and $280, respectively. Accreted dividends were charged to retained earnings in the accompanying consolidated financial statements. Upon the closing of the initial public offering of common stock, accumulated dividends of $569 remained outstanding and are included in accrued expenses as of September 30, 1996. In October 1996, the company paid these dividends to the preferred stockholders.

(5) STOCKHOLDERS' EQUITY

     (a) Authorized Capital Stock

     On June 5, 1996, the Company filed a Second Amended and Restated Certificate of Incorporation, which provided for, among other things (i) an increase in the number of authorized shares of Common Stock, par value $.01 per share of the Corporation, to 30,000,000 shares, par value $.01 per share, (ii) the authorization of 556,155 shares of Convertible Preferred Stock, par value $.01 per share, and 5,000,000 shares of undesignated preferred stock, par value $.01 per share.

                                 RESTRAC, INC.

                               SEPTEMBER 30, 1997

     On July 26, 1996, the Company filed a Third Amended and Restated Certificate of Incorporation, which provided for the elimination of the Company's authority to issue Convertible Preferred Stock and a prohibition on action by written consent of stockholders.

     (b) Stock Dividends

     On May 22, 1995, the Company's Board of Directors declared a three-for-one stock split, effected in the form of a stock dividend, payable on May 22, 1995. On May 8, 1996, the Board of Directors approved a three-for-two stock split, effected in the form of a stock dividend. Accordingly, all shares of common stock, options to purchase common stock and the conversion ratio of the Preferred Stock have been retroactively adjusted to reflect these stock splits for all periods presented in the accompanying consolidated balance sheets and consolidated statements of changes in redeemable convertible preferred stock and stockholders' equity (deficit).

     (c) Initial Public Offering

     On July 26, 1996, the Company completed its initial public offering of common stock. The Company sold 1,500,000 shares of common stock at $11.00 per share, which generated proceeds of $14,511, net of issuance costs of $834.

     (d) Employee Stock Purchase Plan

     On May 8, 1996, the Board of Directors authorized the 1996 Employee Stock Purchase Plan (the Employee Plan). Under the Employee Plan, the Company may issue up to an aggregate of 150,000 shares of common stock to employees at 85% of the lower of the fair market value of the common stock on the first or last day of each six-month purchase period. During fiscal 1997, 17,126 shares were issued pursuant to the plan. On October 1, 1997, 30,164 shares of common stock were issued pursuant to the plan.

     (e) Stock Option Plans

     All of the outstanding options under the 1990 Stock Option Plan (the 1990
Plan) were exercised prior to the establishment of the 1994 Stock Option Plan (the 1994 Plan). The 1994 and 1996 Plans enable the Company's Board of Directors to grant nonqualified and incentive stock options (ISOs) and shares of common stock. ISOs are granted at the then fair market value. On May 8, 1996, the 1994 Plan was amended to decrease the maximum number of shares reserved for issuance of statutory and nonstatutory options to 641,844 shares of common stock.

     On May 8, 1996, the Board of Directors and stockholders of the Company approved the adoption of the 1996 Stock Option and Grant Plan (the 1996 Plan), which provides for the issuance of options to purchase 958,156 shares of Common Stock. The 1996 Plan permits the grant of (i) options to purchase shares of Common Stock intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, (ii) options that do not so qualify and (iii) shares of Common Stock. The 1996 Plan is administered by the Compensation Committee as appointed by the Board of Directors from time to time.

     Under the terms of the 1994 and 1996 Plans, options generally vest over four years and expire ten years after the date of grant.

     In connection with a software development agreement, the Company granted to a third party warrants to purchase 66,000 shares of common stock in July 1996 at $11.00 a share. The warrants

                                 RESTRAC, INC.

                               SEPTEMBER 30, 1997

vest upon completion of certain events. At the time of issuance, the fair value of the warrants was estimated at approximately $85. For fiscal 1996, $14 was charged to cost of product revenue and additional paid in capital. The warrants were canceled and reissued at a price of $4.38 per share in January 1997. The Company recorded a charge of $99 in fiscal 1997, representing the revised fair market value of the warrants, as calculated using the Black-Scholes option pricing model in accordance with SFAS No. 123.

     Stock option activity for the 1994 and 1996 Plans are as follows:

                                                                                  WEIGHTED
                                               NUMBER OF      OPTION PRICE        AVERAGE
                                                SHARES         PER SHARE      PRICE PER SHARE
                                               ---------      ------------    ----------------
    Outstanding, September 30, 1995.........     601,368      $0.44-$ 2.00         $ 0.82
      Granted...............................     347,280       2.00- 19.75           9.52
      Exercised.............................     (67,015)      0.44-  2.00           1.45
      Canceled..............................     (79,342)      0.44-  2.00           4.15
                                               ---------      ------------         ------
    Outstanding, September 30, 1996.........     802,291       0.44- 19.75           4.59
                                               ---------      ------------         ------
      Granted...............................   1,116,725       2.88- 17.00           4.75
      Exercised.............................    (265,466)      0.44-  3.88           0.81
      Canceled..............................    (650,427)      0.44- 19.75           7.57
                                               ---------      ------------         ------
    Outstanding, September 30, 1997.........   1,003,123      $0.44-$17.00         $ 3.87
                                               =========      ============         ======
    Vested, September 30, 1997..............     154,657      $0.44-$11.00         $ 2.42
                                               =========      ============         ======

     The weighted-average fair value of the options granted was $3.09 and $6.21 for the years ended September 30, 1997 and 1996, respectively.

     On October 10, 1997 the Company issued 65,900 and 50,000 options under the 1996 Plan and 1994 Plan, respectively, to purchase common stock at $6.13 per share.

     The following table summarizes significant ranges of outstanding and exercisable options at September 30, 1997.

                         OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
---------------------------------------------------------------------     --------------------------------
                                       WEIGHTED
                                       AVERAGE           WEIGHTED                             WEIGHTED
   RANGES OF           NUMBER         REMAINING           AVERAGE            NUMBER            AVERAGE
EXERCISE PRICES     OUTSTANDING      CONTRACTUAL      EXERCISE PRICE      EXERCISABLE      EXERCISE PRICE
----------------    ------------     ------------     ---------------     ------------     ---------------
 $0.00 -- $ 1.97        91,440            7.2             $  0.44            62,019            $  0.44
   1.98 --  3.95       481,958            9.0                3.56            67,289               3.35
   3.95 --  5.93       418,958            9.6                4.68            24,256               4.47
   9.88 -- 11.85         3,500            8.6               11.00             1,093              11.00
$ 5.80 -- $17.78         7,500            9.0             $ 17.00                 0            $  0.00

     The weighted-average fair value of the shares issued under the Employee Plan was $3.49 for the year ended September 30, 1997. No shares were issued under the Employee Plan for the year ended September 30, 1996.

                                 RESTRAC, INC.

                               SEPTEMBER 30, 1997

     The fair value of the stock awards, including the options granted under the 1994 Plan and the 1996 Plan, and the shares issued under the Employee Plan, were estimated using the Black-Scholes model with the following weighted average assumptions:

                                                                  1997        1996
                                                                --------    --------
          Expected life......................................    6 years     6 years
          Risk free interest rate............................       6.30        6.31
          Volatility.........................................       65.0%       65.0%
          Dividend yield.....................................        0.0%        0.0%

     Stock-based compensation expense would have increased net loss and decreased net income by $220 and $0 in 1997 and 1996, respectively ($.03 and $.00 per share, respectively) if the fair values of the options granted and stock issued had been recognized as compensation expense. The pro forma effect on net loss and income for 1997 and 1996 is not representative of the pro forma effect on net income in future years, because it does not take into consideration pro forma compensation expense related to grants made prior to fiscal year 1996.

(6) INCOME TAXES

     The (benefit) provision for income taxes in the accompanying statements of income consists of the following for the fiscal years ended September 30, 1997, 1996 and 1995:

                                                         1997       1996      1995
                                                         -----     ------     -----
          Current --
            Federal..................................... $(658)    $  969     $ 541
            State.......................................    16        267       181
                                                         -----     ------     -----
                                                          (642)     1,236       722
                                                         -----     ------     -----
          Deferred --
            Federal.....................................   (85)       (50)     (354)
            State.......................................   (25)       (19)      (94)
                                                         -----     ------     -----
                                                          (110)       (69)     (448)
                                                         -----     ------     -----
                    Total (benefit) provision........... $(752)    $1,167     $ 274
                                                         =====     ======     =====

     The deferred tax amounts as of September 30, 1997 and 1996 are as follows:

                                                                   1997       1996
                                                                  ------     ------
          Deferred tax asset --
               Nondeductible reserves............................ $  385     $  334
               Deferred revenue..................................    347        434
               Buyout of distribution rights.....................    174        188
               Research and development credit...................    160          0
                                                                  ------     ------
                    Total gross deferred tax asset...............  1,066        956
            Less -- Valuation allowance..........................    185        185
                                                                  ------     ------
                    Net deferred tax asset....................... $  881     $  771
                                                                  ======     ======

     The Company had a valuation allowance of $185 against its gross deferred tax asset at September 30, 1997 and 1996. The valuation allowance at September 30, 1997 and 1996 was established due to management's estimate that it was more likely than not that a benefit of certain

                                 RESTRAC, INC.

                               SEPTEMBER 30, 1997

deferred tax assets would not be realized in the future. At September 30, 1997 and 1996, the valuation allowance related primarily to the buyout of distribution rights. As of September 30, 1997, the Company had refundable income taxes of $948 related to the carryback of taxable losses to prior periods.

     The (benefit) provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows:

                                                          1997        1996       1995
                                                          -----       ----       ----
          (Benefit) provision at federal statutory
            rate......................................... (34.0)%     34.0%      34.0%
          State income tax, net of federal benefit.......  (6.3)       6.3        6.3
          Tax effect of equity transaction (Note 5(e))...    --        3.0         --
          Other, net.....................................   3.3         .2         .3
                                                          -----       ----       ----
                    Effective tax rate................... (37.0)%     43.5%      40.6%
                                                          =====       ====       ====

(7) EMPLOYEE BENEFIT PLAN

     The Company maintains an employee benefit plan (the Benefit Plan) under
Section 401(k) of the Internal Revenue Code. The Benefit Plan is available to all full-time U.S. employees. The Benefit Plan allows for employees to make contributions up to a specified percentage of their compensation. Under the Benefit Plan, the Company makes discretionary contributions, which for the fiscal years ended September 30, 1996 and 1995 was a match of 20% of the employees' contributions up to a maximum annual match of 5% of each employee's salary. In September 1997, the Company's discretionary contribution was amended to a match of 50% of the employees' contributions up to a maximum annual match of 3% of each employee's salary. The Company contributed approximately $85, $53 and $33 during the fiscal years ended September 30, 1997, 1996 and 1995, respectively.

(8) ACCRUED EXPENSES

     Accrued expenses at September 30, 1997 and 1996 consist of the following:

                                                                     1997        1996
                                                                    ------      ------
        Payroll and payroll-related costs........................   $1,029      $1,063
        Accumulated Redeemable Convertible Preferred Stock
          Dividend Payable.......................................       --         569
        Buyout of distribution rights (Note 2)...................      176         176
        Other accrued expenses...................................    1,318       1,645
                                                                    ------      ------
                                                                    $2,523      $3,453
                                                                    ======      ======

(9) OTHER INCOME

     Other income consists of the following:

                                                              1997      1996      1995
                                                              ----      ----      ----
        Interest income....................................   $677      $331      $163
        Interest expense...................................     (5)      (16)      (10)
        Other..............................................     (1)       11       (15)
                                                              ----      ----      ----
                                                              $671      $326      $138
                                                              ====      ====      ====

                                                                     SCHEDULE II

                                 RESTRAC, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                   YEARS ENDED SEPTEMBER 30, 1997, 1996, 1995

                                                     BALANCE,
                                                   BEGINNING OF     CHARGED                     BALANCE,
        ALLOWANCE FOR DOUBTFUL ACCOUNTS                YEAR        TO EXPENSE    WRITE-OFFS    END OF YEAR
------------------------------------------------   ------------    ----------    ----------    -----------
Year ended September 30, 1997...................       $350           $ 15          $ 45          $ 320
Year ended September 30, 1996...................       $300           $201          $151          $ 350
Year ended September 30, 1995...................       $ 17           $317          $ 34          $ 300