Form 10-Q
period 1997-12-31
RESTRAC INC
filed 1998-02-12
CIK 1013322

================================================================================



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 1997

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

                                 (781) 869-5000
                        (REGISTRANT'S TELEPHONE NUMBER)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  [X]          No  [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                              TITLE OF EACH CLASS
Common stock, $.01 par value, shares outstanding at February 5, 1998: 8,265,771 shares



================================================================================

                                 RESTRAC, INC.

                                     INDEX

                                                                                        PAGE
                                                                                        ----
PART I -- FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements
  Consolidated Balance Sheets at December 31, 1997 and September 30, 1997.............   2
  Consolidated Statements of Operations for the three months ended: December 31, 1997
     and December 31, 1996............................................................   3
  Consolidated Statements of Cash Flows for the three months ended: December 31, 1997
     and December 31, 1996............................................................   4
  Notes to Consolidated Financial Statements..........................................   5
Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations.....................................................   7

PART II -- OTHER INFORMATION
Item 1.  Legal Proceedings............................................................   15
Item 2.  Changes in Securities........................................................   15
Item 3.  Defaults upon Senior Securities..............................................   15
Item 4.  Submission of Matters to a Vote of Security Holders..........................   15
Item 5.  Other Information............................................................   15
Item 6.  Exhibits and Reports on Form 8-K.............................................   15

PART III -- SIGNATURES................................................................   16
Exhibit #11...........................................................................   17
Exhibit #27...........................................................................   18

                                 RESTRAC, INC.

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                     DECEMBER 31,     SEPTEMBER 30,
                                                                         1997             1997
                                                                     ------------     -------------
                                                                     (UNAUDITED)
                                     ASSETS
Current Assets:
  Cash and cash equivalents......................................       $ 4,053          $ 5,745
  Short-term investments.........................................         9,141            9,410
  Accounts receivable, less allowance for doubtful accounts of
     $320 at December 31, 1997 and September 30, 1997............         5,017            5,130
  Other current assets...........................................           909              780
  Refundable income taxes........................................           957              948
  Deferred income taxes..........................................           881              881
                                                                        -------          -------
          Total Current Assets...................................        20,958           22,894
                                                                        -------          -------
  Property and equipment, net....................................         3,250            3,383
  Long-term investments..........................................         2,010               --
  Other assets...................................................           781              776
                                                                        -------          -------
          Total Assets...........................................       $26,999          $27,053
                                                                        =======          =======
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of capital lease obligations...................       $   110          $   144
  Accounts payable...............................................           873            1,459
  Accrued expenses...............................................         2,461            2,523
  Deferred revenue...............................................         4,397            4,084
  Accrued income taxes...........................................            68               --
                                                                        -------          -------
          Total current liabilities..............................         7,909            8,210
                                                                        -------          -------
  Deferred rent..................................................           178              172
                                                                        -------          -------
  Capital lease obligations......................................           131              131
                                                                        -------          -------
Stockholders' Equity:
  Preferred stock, $.01 par value. Authorized -- 5,000,000
     shares, Issued and outstanding -- none......................            --               --
  Common stock, $.01 par value. Authorized -- 30,000,000 shares,
     Issued -- 8,906,531 shares at December 31, 1997 and
     8,852,303 shares at September 30, 1997......................            89               89
  Additional paid-in capital.....................................        19,205           19,067
  Treasury stock, at cost........................................          (831)            (831)
  Retained earnings..............................................           318              215
                                                                        -------          -------
          Total stockholders' equity.............................        18,781           18,540
                                                                        -------          -------
          Total Liabilities and Stockholders' Equity.............       $26,999          $27,053
                                                                        =======          =======

  The accompanying notes are an integral part of these consolidated financial statements.

                                  RESTRAC, INC

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                         THREE MONTHS ENDED
                                                                            DECEMBER 31,
                                                                      -------------------------
                                                                         1997           1996
                                                                      ----------     ----------
Revenue:
  Product revenue.................................................    $    4,022     $    2,133
  Services revenue................................................         2,974          2,648
                                                                       ---------      ---------
          Total revenue...........................................         6,996          4,781
                                                                       ---------      ---------
Cost of revenue:
  Product revenue.................................................           124            222
  Services revenue................................................         2,071          1,414
                                                                       ---------      ---------
          Total cost of revenue...................................         2,195          1,636
                                                                       ---------      ---------
          Gross margin............................................         4,801          3,145
                                                                       ---------      ---------
Operating expenses:
  Research and development........................................         1,265          1,160
  Sales and marketing.............................................         2,566          1,946
  General and administrative......................................           942            724
                                                                       ---------      ---------
          Total operating expenses................................         4,773          3,830
                                                                       ---------      ---------
Income (loss) from operations.....................................            28           (685)
Other income, net.................................................           143            204
                                                                       ---------      ---------
Income (loss) before provision (benefit) for income taxes.........           171           (481)
Provision (benefit) for income taxes..............................            68           (173)
                                                                       ---------      ---------
Net income (loss).................................................    $      103     $     (308)
                                                                       =========      =========
Net income (loss) per common and common equivalent share..........    $     0.01     $    (0.04)
                                                                       =========      =========
Weighted average number of common and common equivalent shares
  outstanding.....................................................     8,557,667      7,895,053
                                                                       =========      =========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 RESTRAC, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                              DECEMBER 31,
                                                                           -------------------
                                                                            1997        1996
                                                                           -------     -------
Cash Flows from Operating Activities:
  Net income (loss)......................................................  $   103     $  (308)
  Adjustments to reconcile net income (loss) to net cash provided by
     (used in) operating activities:
     Depreciation and amortization.......................................      425         244
     Compensation expense on stock options...............................       --         123
     Compensation expense on warrant grants..............................       --          69
     Changes in assets and liabilities:
       Accounts receivable...............................................      113         106
       Other current assets..............................................     (129)       (298)
       Refundable income taxes...........................................       (9)         --
       Accounts payable..................................................     (586)        340
       Accrued expenses..................................................      (62)       (669)
       Deferred revenue..................................................      313         289
       Deferred rent.....................................................        6          --
       Accrued income taxes..............................................       68        (281)
                                                                           -------     -------
          Net cash provided by (used in) operating activities............      242        (385)
                                                                           -------     -------
Cash Flows from Investing Activities:
  Maturities and purchases of short-term investments, net................      269      (6,290)
  Purchases of long-term investments, net................................   (2,010)         --
  Purchases of property and equipment....................................     (292)       (905)
  Increase in other assets...............................................       (5)       (933)
                                                                           -------     -------
          Net cash used in investing activities..........................   (2,038)     (8,128)
                                                                           -------     -------
Cash Flows from Financing Activities:
  Payments of capital lease obligations..................................      (34)         (2)
  Proceeds from exercise of common stock options.........................       63           4
  Proceeds from employee stock purchase plan stock issuance..............       75          50
  Payment of accumulated dividends.......................................       --        (569)
                                                                           -------     -------
          Net cash provided by (used in) financing activities............      104        (517)
                                                                           -------     -------
Net decrease in cash and cash equivalents................................   (1,692)     (9,030)
Cash and cash equivalents, beginning of period...........................    5,745      20,368
                                                                           -------     -------
Cash and cash equivalents, end of period.................................  $ 4,053     $11,338
                                                                           =======     =======
Supplemental disclosure of cash flow information
  Cash used for interest.................................................  $     6     $    --
                                                                           =======     =======
  Cash used for income taxes.............................................  $     9     $   374
                                                                           =======     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                                 RESTRAC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

(1) BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Restrac, Inc. and its wholly-owned subsidiary, Restrac Securities Corporation, collectively referred to in these Notes to Consolidated Financial Statements as "the Company". All intercompany accounts and transactions have been eliminated in consolidation.

     The consolidated financial statements of the Company presented herein, without audit except for balance sheet information at September 30, 1997, have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and footnote disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 30, 1997 ("Fiscal 1997") included in the Company's Form 10-K filed with the Securities and Exchange Commission on December 22, 1997.

     The consolidated balance sheet as of December 31, 1997, the consolidated statements of operations for the three month periods ended December 31, 1997 and 1996, and the consolidated statements of cash flows for the three month periods ended December 31, 1997 and 1996, are unaudited but, in the opinion of management, include all adjustments (consisting solely of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

     The consolidated results of operations for the three month period ended December 31, 1997 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 1998 ("Fiscal 1998").

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying consolidated financial statements reflect the application of certain significant accounting policies described below and elsewhere in the notes to the Fiscal 1997 consolidated financial statements referenced above.

  (a) Revenue Recognition

     Product revenue includes software license fees. Services revenue includes customer maintenance fees and fees for training, installation, consulting and scanning. The Company recognizes product and services revenue in accordance with the provisions of Statement of Position No. 97-2, Software Revenue Recognition.

     Product revenue from software license fees is recognized upon delivery provided there are no significant Company obligations remaining and collectibility of the revenue is probable. If an acceptance period is allowed, revenue is recognized upon the earlier of the customer acceptance or the expiration of the acceptance period, as defined in the applicable software license agreement.

     Services revenue from customer maintenance fees for postcontract support is recognized ratably over the maintenance term, which is typically 12 months. When customer maintenance fees are included in an initial software license fee, the Company allocates approximately 15% of the software license fee to the first year's maintenance. The amount allocated to customer maintenance fees for the first year is comparable to customer maintenance fees charged separately by the Company. Services revenue from training, installation, consulting and resume scanning is recognized as the related services are performed. Services revenue from Restrac WebHire is recognized ratably over the service term.

     Deferred revenue represents payments received by the Company in advance of product delivery or service performance.

                                 RESTRAC, INC.

  (b) Net Income (Loss) per Common and Common Equivalent Share

     The Company has implemented Statement of Financial Accounting Standards No. 128, Earnings Per Share. This pronouncement is effective for fiscal periods ending after December 15, 1997. Prior period amounts have been restated to conform to current year presentation. One of the more significant changes is the replacement of primary earnings per share with "basic" earnings per share. Basic earnings per share is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding, with no consideration given for any potentially dilutive securities. Fully diluted earnings per share, now called "diluted" earnings per share, includes the effect of dilutive securities.

     For the three month period ended December 31, 1997, net income per share was based on the weighted average number of common and common equivalent shares outstanding. As a net loss was presented for the period ended December 31, 1996, the loss per share was based only on the weighted average number of common shares outstanding. Common equivalent shares outstanding during the 1996 period were not used as their inclusion would have been anti-dilutive.

  (c) Reclassifications

     Certain reclassifications have been made to the Fiscal 1997 consolidated financial statements to conform to the Fiscal 1998 presentation. Such reclassifications have no effect on previously reported income.

  (d) Cash and Cash Equivalents

     Cash equivalents are recorded at amortized costs and consist of highly liquid investments with original maturities of three months or less.

  (e) Short and Long Term Investments

     Short-term investments consist of investments with an original maturity greater than three months that will mature within twelve months from the balance sheet date. Long-term investments consists of investments that will mature greater than twelve months from the balance sheet date. The Company classifies these short-and long-term investments as held-to-maturity, and accordingly, they are carried at amortized cost, which approximates market. These investments consist of municipal debt securities.

                                 RESTRAC, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 1997

CONSOLIDATED RESULTS OF OPERATIONS
(IN THOUSANDS)

  Revenue

     Total revenue for the three month period ended December 31, 1997 was $6,996 compared to $4,781 for the three month period ended December 31, 1996, representing an increase of 46%.

     Product Revenue. Product revenue was $4,022 for the three months ended December 31, 1997 compared to $2,133 for the three months ended December 31, 1996, an increase of 89%. The increase in product revenue for the first quarter of Fiscal 1998 resulted largely from an increase in the number of seats associated with shipments to both new and existing customers.

     Services Revenue. Services revenue of $2,974 for the three months ended December 31, 1997 increased 12% from $2,648 for the three months ended December 31, 1996. The increase was attributable primarily to a 27% increase in maintenance revenue for the first quarter of Fiscal 1998 compared to the first quarter of Fiscal 1997, due to the continued growth in the Restrac Hire and Resume Reader for PeopleSoft installed base and to the growth in scanning revenue. These increases were partially offset by a decrease in services revenue related to training, installation and consulting, which were affected by the availability of billable personnel.

  Cost of Revenue

     Cost of Product Revenue. Cost of product revenue of $124 for the three months ended December 31, 1997 decreased 44% from $222 for the three months ended December 31, 1996. Cost of product revenue decreased as a percentage of product revenue to 3% for the first quarter of Fiscal 1998 compared to 10% for the first quarter of Fiscal 1997. The decrease in absolute dollars and the decrease as a percentage of product revenue is due primarily to favorable rate revisions in the royalties due under third party licensing arrangements.

     Cost of Services Revenue. Cost of services revenue increased 46% to $2,071 for the three months ended December 31, 1997 from $1,414 for the three months ended December 31, 1996. Cost of services revenue increased as a percentage of services revenue to 70% for the first quarter of Fiscal 1998 from 53% for the first quarter of Fiscal 1997. The increase in absolute dollars and the increase as a percentage of services revenue is principally attributable to costs associated with the introduction of Restrac WebHire, increased training and travel costs associated with the hiring of new personnel and an increase in the use of third party service providers.

     The slight increase in gross margin during the three month period ended December 31, 1997 to 69% from 66% for the three month period ended December 31, 1996, resulted from the higher mix of product revenue in the first quarter of Fiscal 1998 as compared to the first quarter of Fiscal 1997, partially offset by the reduction in margin on services revenue for the comparable periods.

  Operating Expenses

     Research and Development. Research and development expenses were $1,265 or 18% of total revenue for the three month period ended December 31, 1997, as compared to $1,160 or 24% of total revenue for the three month period ended December 31, 1996. This increase in absolute dollars is primarily due to increases in both personnel and consulting expenses in support of the Company's new and existing product development initiatives and its quality assurance programs. The Company considers investment in research and development to be integral to its future success. However, research and development spending is expected to continue to decline as a percentage of total revenue for the remainder of Fiscal 1998 as compared to Fiscal 1997. All of the Company's research and development costs have been expensed as incurred.

                                 RESTRAC, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
       FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 1997 -- (CONTINUED)

     Sales and Marketing. Sales and marketing expenses were $2,566 or 37% of total revenue for the three month period ended December 31, 1997 as compared to $1,946 or 41% of total revenue for the three month period ended December 31, 1996. The increase in absolute dollars is due primarily to the effect of the expansion of the Company's West Coast and Central U.S. facilities during the second quarter of Fiscal 1997. The Company expects that sales and marketing expenses may vary from quarter to quarter as a percentage of total revenue.

     General and Administrative. General and administrative expenses were $942 or 13% of total revenue for the three month period ended December 31, 1997 compared to $724 or 15% of total revenue for the three month period ended December 31, 1996. The increase in absolute dollars is largely the result of personnel increases and investments in internal systems.

     During Fiscal 1997 the Company increased the size of its operating facilities by over 100% and entered into new leases for its corporate headquarters, its Chicago office and its West Coast office. The direct increase in facilities costs associated with these leases for the first quarter of Fiscal 1998 compared to the first quarter of Fiscal 1997 approximated $350. Facilities costs are allocated among income statement expense categories based principally on functional headcount.

  Other Income, Net

     Other income decreased to $143 for the three month period ended December 31, 1997 from $204 for the comparable Fiscal 1997 period. The decrease was due to lower combined cash and cash equivalents and short-and long-term investment balances during the first quarter of Fiscal 1998 as compared to the first quarter of Fiscal 1997. The Company expects to continue to yield investment income on its average balance of combined cash and cash equivalents and short- and long-term investments at an average rate consistent with that experienced for the first quarter of Fiscal 1998.

  Provision (Benefit) for Income Taxes

     The Company's effective tax rate for the three month period ended December 31, 1997 was 40% as compared to (36%) for the three month period ended December 31, 1996. The effective tax rate represents the Company's estimate of the rate expected to be applicable for the full fiscal year. The increase in the effective rate for the first quarter of Fiscal 1998 was due primarily to the taxable income as compared to the net loss generated for the first quarter of Fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1997, the Company had cash and cash equivalents and short- and long-term investments of $15,204, an increase of $49 from $15,155 at September 30, 1997. Working capital was $13,049 at December 31, 1997 as compared to $14,684 at September 30, 1997, a decrease of $1,635. Long-term investments increased to $2,010 at December 31, 1997 as compared to $0 at September 30, 1997.

     Cash provided by operating activities was $242 during the three month period ended December 31, 1997. Cash provided by operating activities consisted mainly of the net income for the three month period of $103, the effect of depreciation and amortization of $425, growth in deferred revenue of $313 and the timing of receipts and disbursements, resulting in prepayment of certain expenses, decreases in accounts receivable and fluctuations in certain liabilities.

     The Company used $2,038 in investing activities during the first three months of Fiscal 1998, principally for the net purchase of long-term investments of $2,010. Net cash provided by financing activities for the three month period ended December 31, 1997 was $104.

                                 RESTRAC, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
       FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 1997 -- (Continued)

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

     The Company believes that its current cash and cash equivalent and investment balances and cash provided by future operations will be sufficient to meet its working capital expenditure requirements for at least the next twelve months. Although operating activities may provide cash in certain periods, operating and investing activities may use cash in other periods. Consequently, any future growth may require the Company to obtain additional equity or debt financing.

FACTORS AFFECTING FUTURE OPERATING RESULTS

     This report contains forward looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Forward looking statements include, without limitation, statements containing the words "Anticipates", "Believes", "Expects", "Intends", "Future", and words of similar import which express management's belief, expectations or intentions regarding the Company's future performance. All forward looking statements included in this report are based on information available to the Company on the date hereof, and the Company has no obligation to update any such forward looking statements. The Company's actual results could differ materially from its historical operating results and from those anticipated in these forward looking statements as a result of certain factors, including, without limitation, those set forth below.

     The Company operates in a dynamic and rapidly changing environment that involves risks and uncertainties. The following section lists some, but not all, of these risks and uncertainties which may have a material adverse effect on the Company's business, financial condition or results of operations. This section should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and Management's Discussions and Analysis of Financial Condition and Results of Operations for the years ended September 30, 1997, 1996 and 1995 and for the quarters ended December 31, 1997 and 1996.

  Potential Fluctuations in Quarterly Operating Results

     The Company's results of operations have been, and may in the future be, subject to significant quarterly fluctuations, due to a variety of factors, including the relatively lengthy sales cycle for the Company's products, the relatively large size of a typical product sale, the timing of contracts, the introduction of new products by the Company or its competitors, capital spending patterns of customers, the Company's sales incentive strategy (which is based in part on annual sales targets), the number of experienced sales personnel employed by the Company and general economic conditions. Historically, revenue in each of the first two fiscal quarters has been lower than in the preceding fourth fiscal quarter (which typically has the highest revenue and net income), due largely to sales incentive programs. A substantial portion of the Company's sales often occurs during the last few weeks of each quarter; therefore, any delays in orders or shipments are more likely to result in revenue not being recognized until the following quarter. The Company's current expense levels are based in part on its expectations of future revenue and, as a result, net income for a given period could be disproportionately affected by any reduction in revenue. There can be no assurance that the Company will be able to achieve significant revenue, that the level of revenue in the future will not decrease from past levels or

                                 RESTRAC, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
       FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 1997 -- (CONTINUED)

that in some future quarter the Company's revenue or operating results will not be below the expectations of stock market securities analysts and investors. In such event, the Company's profitability and price of its Common Stock would likely be materially and adversely affected.

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

                                 RESTRAC, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
       FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 1997 -- (CONTINUED)

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

                                 RESTRAC, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
       FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 1997 -- (CONTINUED)

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

     Certain of the Company's products and products planned for release in fiscal 1998 operate exclusively on Microsoft's NT Server and Internet Information Server (IIS) platforms. If Microsoft were to fundamentally change the architecture of its server product such that users of the Company's software applications experienced significant performance degradation or were rendered incompatible with future versions of Microsoft's NT Server or IIS, the Company's business, financial condition and results of operations could be materially adversely affected. If a new type of server were to gain broad acceptance in the marketplace, there can be no assurance that the Company's architecture would be compatible with such a server.

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

                                 RESTRAC, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
       FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 1997 -- (CONTINUED)

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

                                 RESTRAC, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
       FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 1997 -- (CONTINUED)

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

                                 RESTRAC, INC.

                                     FORM 1
                               DECEMBER 31, 1997

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

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits furnished as Exhibits hereto:

        Exhibit 11 -- Statement Regarding: Computation of Earnings per Share

        Exhibit 27 -- Financial Data Schedule Pursuant to Regulation S-X
                      Article 5

     (b) No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1997.

                                 RESTRAC, INC.

                                   FORM 10-Q
                               DECEMBER 31, 1997

PART III -- SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          RESTRAC, INC.


Date: February 12, 1998                   /s/ LARS D. PERKINS
-----------------------                   --------------------------------------
                                          Lars D. Perkins
                                          Chief Executive Officer

                                          /s/ CYNTHIA G. EADES
                                          --------------------------------------
                                          Cynthia G. Eades
                                          Chief Financial Officer