Form 10-Q
period 1998-03-31
RESTRAC INC
filed 1998-05-14
CIK 1013322

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

                   FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 1998

                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM             TO

                        COMMISSION FILE NUMBER: 0-20735

                                 RESTRAC, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      04-2935271
       (STATE OR OTHER JURISDICTION OF                         (IRS EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

              91 HARTWELL AVENUE
                LEXINGTON, MA                                      02173
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

                              TITLE OF EACH CLASS
                              -------------------

   Common stock, $.01 par value, shares outstanding at May 7, 1998: 8,290,698 shares.

================================================================================

                                 RESTRAC, INC.

                                     INDEX

                                                                        PAGE
                                                                        ----
PART I -- FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets at March 31, 1998 and
          September 30, 1997..........................................    2

          Consolidated Statements of Operations for the three and six
          months ended March 31, 1998 and March 31, 1997..............    3

          Consolidated Statements of Cash Flows for the six months
          ended March 31, 1998 and March 31, 1997.....................    4

          Notes to Consolidated Financial Statements..................    5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    7

PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings...........................................   14

Item 2.   Changes in Securities.......................................   14

Item 3.   Defaults upon Senior Securities.............................   14

Item 4.   Submission of Matters to a Vote of Security Holders.........   14

Item 5.   Other Information...........................................   14

Item 6.   Exhibits and Reports on Form 8-K............................   14

PART III -- SIGNATURES................................................   15

Exhibit # 27..........................................................   16

                                 RESTRAC, INC.

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                               MARCH 31,     SEPTEMBER 30,
                                                                 1998            1997
                                                              -----------    -------------
                                                              (UNAUDITED)
                                          ASSETS
Current Assets:
  Cash and cash equivalents.................................    $ 5,259         $ 5,745
  Short-term investments....................................      7,128           9,410
  Accounts receivable, less allowance for doubtful accounts
     of $300 at March 31, 1998 and $320 at September 30,
     1997...................................................      7,018           5,130
  Other current assets......................................      1,182             780
  Refundable income taxes...................................      1,060             948
  Deferred income taxes.....................................        881             881
                                                                -------         -------
     Total Current Assets...................................     22,528          22,894
  Property and equipment, net...............................      3,096           3,383
  Long-term investments.....................................      2,584              --
  Other assets..............................................        779             776
                                                                -------         -------
          Total Assets......................................    $28,987         $27,053
                                                                =======         =======
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of capital lease obligations..............    $    74         $   144
  Accounts payable..........................................      2,054           1,459
  Accrued expenses..........................................      2,444           2,523
  Deferred revenue..........................................      4,835           4,084
  Accrued income taxes......................................        217              --
                                                                -------         -------
     Total current liabilities..............................      9,624           8,210
                                                                -------         -------
  Deferred rent.............................................        183             172
                                                                -------         -------
  Capital lease obligations.................................        131             131
                                                                -------         -------
Stockholders' Equity:
  Preferred stock, $.01 par value. Authorized -- 5,000,000
     shares, Issued and outstanding -- none.................         --              --
  Common stock, $.01 par value. Authorized -- 30,000,000
     shares, Issued -- 8,958,806 shares at March 31, 1998
     and 8,852,303 shares at September 30, 1997.............         90              89
  Additional paid-in capital................................     19,249          19,067
  Treasury stock, at cost...................................       (831)           (831)
  Retained earnings.........................................        541             215
                                                                -------         -------
     Total stockholders' equity.............................     19,049          18,540
                                                                -------         -------
          Total Liabilities and Stockholders' Equity........    $28,987         $27,053
                                                                =======         =======

  The accompanying notes are an integral part of these consolidated financial statements.

                                 RESTRAC, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                                      MARCH 31,                 MARCH 31,
                                               -----------------------   -----------------------
                                                  1998         1997         1998         1997
                                               ----------   ----------   ----------   ----------
Revenue:
  Product revenue............................  $    4,142   $    2,321   $    8,164   $    4,454
  Services revenue...........................       3,634        2,657        6,609        5,305
                                               ----------   ----------   ----------   ----------
     Total revenue...........................       7,776        4,978       14,773        9,759
                                               ----------   ----------   ----------   ----------
Cost of revenue:
  Product revenue............................         179          165          304          387
  Services revenue...........................       2,350        1,441        4,421        2,855
                                               ----------   ----------   ----------   ----------
     Total cost of revenue...................       2,529        1,606        4,725        3,242
                                               ----------   ----------   ----------   ----------
Gross margin.................................       5,247        3,372       10,048        6,517
                                               ----------   ----------   ----------   ----------
Operating expenses:
  Research and development...................       1,201        1,043        2,466        2,203
  Sales and marketing........................       2,469        2,109        5,035        4,055
  General and administrative.................       1,340          918        2,282        1,642
                                               ----------   ----------   ----------   ----------
     Total operating expenses................       5,010        4,070        9,783        7,900
                                               ----------   ----------   ----------   ----------
Income (loss) from operations................         237         (698)         265       (1,383)
Other income, net............................         136          171          278          375
                                               ----------   ----------   ----------   ----------
Income (loss) before provision (benefit) for
  income taxes...............................         373         (527)         543       (1,008)
Provision (benefit) for income taxes.........         149         (192)         217         (365)
                                               ----------   ----------   ----------   ----------
Net income (loss)............................  $      224   $     (335)  $      326   $     (643)
                                               ==========   ==========   ==========   ==========
Basic and diluted net income (loss) per
  common and common equivalent share.........  $     0.03   $    (0.04)  $     0.04   $    (0.08)
                                               ==========   ==========   ==========   ==========
Basic weighted average number of common and
  common equivalent shares outstanding.......   8,262,639    8,059,618    8,231,778    7,975,805
                                               ==========   ==========   ==========   ==========
Diluted weighted average number of common and
  common equivalent shares outstanding.......   8,497,632    8,059,618    8,517,267    7,975,805
                                               ==========   ==========   ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 RESTRAC, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               SIX MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                               1998        1997
                                                              -------    --------
                                                                  (UNAUDITED)
Cash Flows from Operating Activities:
  Net income (loss).........................................  $   326    $   (643)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization..........................      868         560
     Compensation expense on stock options..................       --         174
     Compensation expense on warrant grants.................       --          84
     Changes in assets and liabilities:
       Accounts receivable, net.............................   (1,888)        230
       Other current assets.................................     (402)       (763)
       Refundable income taxes..............................     (112)         --
       Accounts payable.....................................      595         (94)
       Accrued expenses.....................................      (79)       (666)
       Deferred revenue.....................................      751         276
       Deferred rent........................................       11          65
       Accrued income taxes.................................      217        (281)
                                                              -------    --------
          Net cash provided by (used in) operating
           activities.......................................      287      (1,058)
                                                              -------    --------
Cash Flows from Investing Activities:
  Maturities and purchases of short-term investments, net...    2,282      (8,755)
  Purchases of long-term investments........................   (2,584)         --
  Purchases of property and equipment.......................     (581)     (1,986)
  Increase in other assets..................................       (3)       (749)
                                                              -------    --------
          Net cash used in investing activities.............     (886)    (11,490)
                                                              -------    --------
Cash Flows from Financing Activities:
  Payments of capital lease obligations.....................      (70)         (4)
  Proceeds from exercise of common stock options............      108         148
  Proceeds from employee stock purchase plan stock
     issuance...............................................       75          50
  Payment of accumulated dividends..........................       --        (569)
                                                              -------    --------
          Net cash provided by (used in) financing
           activities.......................................      113        (375)
                                                              -------    --------
Net decrease in cash and cash equivalents...................     (486)    (12,923)
Cash and cash equivalents, beginning of period..............    5,745      20,368
                                                              -------    --------
Cash and cash equivalents, end of period....................  $ 5,259    $  7,445
                                                              =======    ========
Supplemental disclosure of cash flow information
  Cash used for interest....................................  $    11    $     --
                                                              =======    ========
  Cash used for income taxes................................  $   111    $    374
                                                              =======    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 RESTRAC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998

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

     The consolidated balance sheet as of March 31, 1998, the consolidated statements of operations for the three and six month periods ended March 31, 1998 and 1997, and the consolidated statements of cash flows for the six month periods ended March 31, 1998 and 1997, are unaudited but, in the opinion of management, include all adjustments (consisting solely of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

     The consolidated results of operations for the three and six month periods ended March 31, 1998 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 1998 ("Fiscal 1998").

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying consolidated financial statements reflect the application of certain significant accounting policies described below and elsewhere in the notes to the Fiscal 1997 consolidated financial statements referenced above.

  (a) Revenue Recognition

     Product revenue includes software license fees. Services revenue includes customer maintenance fees and fees for training, installation, consulting, scanning and Restrac WebHire. The Company recognizes product and services revenue in accordance with the provisions of Statement of Position No. 97-2, Software Revenue Recognition.

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

                                 MARCH 31, 1998

  (b) Net Income (Loss) per Common and Common Equivalent Share

     The Company has implemented Statement of Financial Accounting Standards
(SFAS) No. 128, Earnings Per Share. Prior period amounts have been restated to conform to current year presentation. One of the more significant changes is the replacement of primary earnings per share with "basic" earnings per share. Basic earnings per share is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding, with no consideration given for any potentially dilutive securities. Fully diluted earnings per share, now called "diluted" earnings per share, includes the effect of dilutive securities.

     Basic and dilutive weighted average shares as required by SFAS No. 128 are as follows (in thousands):

                                                       THREE MONTHS ENDED    SIX MONTHS ENDED
                                                           MARCH 31,            MARCH 31,
                                                       ------------------    ----------------
                                                        1998        1997     1998       1997
                                                       ------      ------    -----      -----
     Basic weighted average shares outstanding.......  8,263       8,060     8,232      7,976
     Weighted average common equivalent shares.......    235          --       285         --
                                                       -----       -----     -----      -----
     Diluted weighted average shares outstanding.....  8,498       8,060     8,517      7,976

     For the three and six month periods ended March 31, 1998, 284,984 and 243,820 anti-dilutive weighted shares, respectively, have been excluded from the number of potential common shares outstanding.

  (c) New Accounting Standard

     In March 1998, the AICPA issued Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which is effective for financial statements for fiscal years beginning after December 15, 1998. Management does not anticipate that the adoption of this statement will have a material impact on the Company or its results of operations.

  (d) Reclassifications

     Certain reclassifications have been made to the Fiscal 1997 consolidated financial statements to conform to the Fiscal 1998 presentation. Such reclassifications have no effect on previously reported income.

  (e) Cash and Cash Equivalents

     Cash equivalents are recorded at amortized cost and consist of highly liquid investments with original maturities of three months or less.

  (f) Short and Long Term Investments

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

                                 RESTRAC, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            FOR THE THREE AND SIX MONTH PERIODS ENDED MARCH 31, 1998

CONSOLIDATED RESULTS OF OPERATIONS
(IN THOUSANDS)

  Revenue

     Total revenue increased 56% and 51% for the respective three and six month periods ended March 31, 1998 to $7,776 and $14,773 from $4,978 and $9,759 for the three and six month periods ended March 31, 1997, respectively.

     Product Revenue. Product revenue increased 78% to $4,142 for the three months ended March 31, 1998 from $2,321 for the three months ended March 31, 1997. For the six months ended March 31, 1998, product revenue of $8,164 increased 83% from $4,454 for the comparable 1997 period. The increase in product revenue for both the three and six month periods of Fiscal 1998 resulted largely from an increase in the number of seats associated with shipments to both new and existing customers.

     Services Revenue. Services revenue of $3,634 for the three months ended March 31, 1998 increased 37% from $2,657 for the three months ended March 31, 1997. For the six months ended March 31, 1998, services revenue of $6,609 increased 25% from $5,305 for the comparable 1997 period. The increases were attributable primarily to an increase in maintenance revenue for both the three and six month periods of Fiscal 1998 compared to the Fiscal 1997 periods, due to the continued growth in the Restrac Hire and Resume Reader for PeopleSoft installed base. The remaining increase was attributable to the growth in scanning revenue in both periods.

  Cost of Revenue

     Cost of Product Revenue. Cost of product revenue represented 4% of total product revenue for both the three and six month periods of Fiscal 1998 compared to 7% and 9% for the comparable Fiscal 1997 periods, respectively. The decrease as a percentage of product revenue for both periods is due primarily to favorable rate revisions in the royalties due under third party licensing arrangements.

     Cost of Services Revenue. Cost of services revenue increased 63% to $2,350 for the three months ended March 31, 1998 from $1,441 for the three months ended March 31, 1997. For the six months ended March 31, 1998, cost of services revenue of $4,421 increased 55% from $2,855 for the comparable 1997 period. Cost of services revenue increased as a percentage of services revenue to 65% and 67% for the three and six month periods of Fiscal 1998, respectively, from 54% for both the three and six month periods of Fiscal 1997. The increases in absolute dollars and as a percentage of services revenue are principally attributable to costs associated with the introduction of Restrac WebHire, an increase in the use of third party service providers and the increase in technical support resources available to the expanding base of customers on maintenance.

  Operating Expenses

     Research and Development. Research and development expenses were $1,201 or 15% of total revenue and $2,466 or 17% of total revenue for the three and six month periods ended March 31, 1998, respectively, as compared to $1,043 or 21% of total revenue and $2,203 or 23% of total revenue for the comparable Fiscal 1997 periods. The increase in absolute dollars for both periods is primarily due to increases in both personnel and consulting expenses in support of the Company's new and existing product development initiatives and its quality assurance programs. The Company considers investment in research and development to be integral to its future success. All of the Company's research and development costs have been expensed as incurred.

     Sales and Marketing. Sales and marketing expenses were $2,469 or 32% of total revenue and $5,035 or 34% of total revenue for the three and six month periods ended March 31, 1998, respectively, as compared to

                                 RESTRAC, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     FOR THE THREE AND SIX MONTH PERIODS ENDED MARCH 31, 1998 -- CONTINUED

$2,109 or 42% of total revenue and $4,055 or 42% of total revenue for the comparable Fiscal 1997 periods. The increases in absolute dollars are due primarily to the effect of the increased commissions expense resulting from the increase in revenue and to sales and marketing costs associated with Restrac WebHire, introduced in the first quarter of Fiscal 1998. The Company expects that sales and marketing expenses may vary from quarter to quarter as a percentage of total revenue.

     General and Administrative. General and administrative expenses were $1,340 or 17% of total revenue and $2,282 or 15% of total revenue for the three and six month periods ended March 31, 1998, respectively, as compared to $918 or 18% of total revenue and $1,642 or 17% of total revenue for the comparable Fiscal 1997 periods. The increase for the three-month period ended March 31, 1998 is due primarily to isolated accounts receivable charged-off during the quarter. The remaining increase for both the three and six month periods of Fiscal 1998 as compared to Fiscal 1997 is the result of personnel increases and investments in internal systems.

     During Fiscal 1997 the Company increased the size of its operating facilities by over 100% and entered into new leases for its corporate headquarters, its Chicago office and its West Coast office. The direct increase in facilities costs associated with these leases for the first half of Fiscal 1998 compared to the first half of Fiscal 1997 approximated $700. Facilities costs are allocated among income statement expense categories based principally on functional headcount.

  Other Income, Net

     Other income decreased to $136 and $278 for the three and six month periods ended March 31, 1998 from $171 and $375 for the comparable Fiscal 1997 period. The decreases were due to lower combined cash and cash equivalents and short- and long-term investment balances during the first two quarters of Fiscal 1998 as compared to the first two quarters of Fiscal 1997. The Company expects to continue to yield investment income on its average balance of combined cash and cash equivalents and short- and long-term investments at an average rate consistent with that experienced for the first half of Fiscal 1998.

  Provision (Benefit) for Income Taxes

     The Company's effective tax rate for both the three and six month periods ended March 31, 1998 was 40% as compared to (36%) for both the three and six month periods of Fiscal 1997. The effective tax rate represents the Company's estimate of the rate expected to be applicable for the full fiscal year. The increase in the effective rate for the first half or Fiscal 1998 was due primarily to the taxable income as compared to the net loss generated for the first half of Fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1998, the Company had cash and cash equivalents and short- and long-term investments of $14,971, a decrease of $184 from $15,155 at September 30, 1997. Working capital was $12,904 at March 31, 1998 as compared to $14,684 at September 30, 1997, a decrease of $1,780. Long-term investments increased to $2,584 at March 31, 1998 as compared to $0 at September 30, 1997.

     Cash provided by operating activities was $287 during the six month period ended March 31, 1998. Cash provided by operating activities consisted mainly of the net income for the six month period of $326, the effect of depreciation and amortization of $868, growth in deferred revenue of $751, and the timing of receipts and disbursements, resulting in prepayment of certain expenses and fluctuations in certain liabilities, offset by an increase in accounts receivable of $1,888.

     The Company used $886 in investing activities during the first half of Fiscal 1998, principally for the net purchase of long-term investments of $2,584 and the purchase of property and equipment of $581 (primarily

                                 RESTRAC, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     FOR THE THREE AND SIX MONTH PERIODS ENDED MARCH 31, 1998 -- CONTINUED

computer equipment), partially offset by the maturities of short-term investments of $2,282. Net cash provided by financing activities for the six month period ended March 31, 1998 was $113.

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

     The Company operates in a dynamic and rapidly changing environment that involves risks and uncertainties. The following section lists some, but not all, of these risks and uncertainties which may have a material adverse effect on the Company's business, financial condition or results of operations. This section should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and Management's Discussions and Analysis of Financial Condition and Results of Operations for the years ended September 30, 1997, 1996 and 1995 and for the quarters ended March 31, 1998 and 1997.

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

                                 RESTRAC, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     FOR THE THREE AND SIX MONTH PERIODS ENDED MARCH 31, 1998 -- CONTINUED

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

  Emerging Markets

     The Company's future success is substantially dependent on broader recognition of the potential benefits afforded by automated staffing software and services and the growth in demand for such solutions. Because the market for such software is developing, it is difficult to assess the size of the market, the customer demands that will evolve, and the competition that may emerge. There can be no assurance that the market for automated staffing software and services will grow or that the introduction of new technologies or services will not render the Company's existing software and services obsolete or unmarketable.

     The market for automated staffing solutions is undergoing rapid changes including continuing advances in technology and changes in customer requirements and preferences. These market dynamics have been amplified by the emergence of the Internet as a communications medium for staffing solutions. The Company's future success will depend in significant part on its ability to continually improve the performance, features and reliability of its software and services in response to the evolving demands of the marketplace and competitive product offerings, and there can be no assurance that the Company will be successful in doing so. In addition, an element of the Company's business strategy is the introduction of new products, functionalities and other staffing solutions that capitalize on the increasing use of the Internet and corporate intranets. There can be no assurance that the Company will be successful in developing and marketing products that will keep pace with technological changes in the market or new technologies introduced by competitors or that it will satisfy evolving consumer preferences. Development of Internet- and intranet-based products, functionalities and other staffing solutions will also depend on increased acceptance of the Internet for staffing solutions and the development of the necessary infrastructure to facilitate commercial applications on the Internet. There can be no assurance of such acceptance or infrastructure development. Failure to develop and introduce new products, functionalities and other staffing solutions in a timely fashion could have a material adverse effect on the Company's business, financial condition and results of operations.

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

                                 RESTRAC, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     FOR THE THREE AND SIX MONTH PERIODS ENDED MARCH 31, 1998 -- CONTINUED

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

                                 RESTRAC, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     FOR THE THREE AND SIX MONTH PERIODS ENDED MARCH 31, 1998 -- CONTINUED

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

  Management of Change

     The evolution of the Company's business and expansion of the Company's customer base has resulted in growth in the number of its employees, the scope of its operation and financial systems and the geographic area of its operations, resulting in increased responsibility for management personnel. The Company's future results of operations will depend on the ability of its officers and other key employees to continue to implement its operational, customer support, and financial control systems and to expand, train, and manage its employee base. Although the Company currently has no agreements, commitments, or understandings relating to any acquisitions, the Company may undertake acquisitions in the future. Any such transactions would place additional strains upon the Company's management resources. There can be no assurance that the Company will be able to manage any future expansion successfully, and any inability to do so would have a material adverse effect on the Company's business, financial condition and results of operations.

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

                                 RESTRAC, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     FOR THE THREE AND SIX MONTH PERIODS ENDED MARCH 31, 1998 -- CONTINUED

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

                                     FORM 1
                                 MARCH 31, 1998

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

     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Annual Stockholders' Meeting on February 4, 1998: At the annual meeting of the Company's stockholders, 7,916,596 shares, or 96.43% of the Company's outstanding common stock as of the record date of December 12, 1997, voted on the following matters;

          (1) The election of A. Bruce Johnston and Martin J. Fahey as Class II Directors to serve until the Annual Meeting of Stockholders following the close of the Company's Fiscal Year 2000 and until their successors are duly elected and qualified. Shares were voted as follows:

          NOMINEE                                FOR       WITHHELD
          -------                             ---------    --------
          A. Bruce Johnston.................  7,871,253     45,343
          Martin J. Fahey...................  7,861,193     55,403

          (2) The approval of an amendment to the Company's 1996 Stock Option and Grant Plan to increase the number of shares issuable thereunder. Shares were voted as follows: for 4,969,846; against 387,941; abstain 24,264; broker non-vote 2,534,545;

          (3) The approval of an amendment to the Company's 1996 Employee Stock Purchase Plan to increase the number of shares issuable thereunder. Shares were voted as follows: for 5,338,273; against 60,470; abstain 29,564; broker non-vote 2,488,289.

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits furnished as Exhibits hereto:

        Exhibit 27- Financial Data Schedule Pursuant to Regulation S-X Article 5

     (b) No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1998.

                                 RESTRAC, INC.

                                   FORM 10-Q
                                 MARCH 31, 1998


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


Date: May 14, 1998