Form 10-Q
period 1998-06-30
RESTRAC INC
filed 1998-08-13
CIK 1013322

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

(MARK ONE)

  /X/    Quarterly Report pursuant to Section 13 or 15 (d) of the
         Securities Exchange Act of 1934

                 For the quarterly period ended: JUNE 30, 1998
                                       OR

  / / Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

        For the transition period from ______________ to ______________

                        Commission File Number: 0-20735

                            ------------------------

                                 RESTRAC, INC.

             (Exact name of Registrant as specified in its charter)

                  DELAWARE                             04-2935271
      (State or other jurisdiction of       (IRS Employer Identification No.)
       incorporation or organization)

             91 HARTWELL AVENUE                           02421
               LEXINGTON, MA                           (zip code)
  (Address of principal executive offices)

                                 (781) 869-5000
                        (Registrant's telephone number)

                         ------------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate the number of shares outstanding of each of the issuer' s classes of common stock as of the latest practicable date:

                              TITLE OF EACH CLASS

Common stock, $.01 par value, shares outstanding at July 31, 1998: 8,335,774 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 RESTRAC, INC.

                                     INDEX

PART I--FINANCIAL INFORMATION

                                                                                                               PAGE
                                                                                                             ---------
Item 1. Consolidated Financial Statements
       Consolidated Balance Sheets at June 30, 1998 and September 30, 1997.................................          2

       Consolidated Statements of Operations for the three and nine months ended June 30,
       1998 and June 30, 1997..............................................................................          3

       Consolidated Statements of Cash Flows for the nine months ended June 30, 1998 and
       June 30, 1997.......................................................................................          4

       Notes to Consolidated Financial Statements..........................................................          5

Item 2. Management's Discussion and Analysis of Financial
       Condition and Results of Operations.................................................................          7

PART II--OTHER INFORMATION

Item 1. Legal Proceedings..................................................................................         14

Item 2. Changes in Securities..............................................................................         14

Item 3. Defaults upon Senior Securities....................................................................         14

Item 4. Submission of Matters to a Vote of Security Holders................................................         14

Item 5. Other Information..................................................................................         14

Item 6. Exhibits and Reports on Form 8-K...................................................................         14

PART III--SIGNATURES.......................................................................................         15

Exhibit # 27...............................................................................................         16

                                 RESTRAC, INC.

                          CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                    SEPTEMBER 30,
                                                                                                        1997
                                                                                        JUNE 30,    -------------
                                                                                          1998
                                                                                       -----------
                                                                                       (UNAUDITED)
                                                     ASSETS
Current Assets:
  Cash and cash equivalents..........................................................   $   6,062     $   5,745
  Short-term investments.............................................................       9,019         9,410
  Accounts and installments receivable, less allowance of $300 at June 30, 1998 and
    $320 at September 30, 1997.......................................................       6,384         5,130
  Other current assets...............................................................       1,376           780
  Refundable income taxes............................................................         948           948
  Deferred income taxes..............................................................         881           881
                                                                                       -----------  -------------
    Total Current Assets.............................................................      24,670        22,894
  Long-term license installments, net................................................         614        --
  Property and equipment, net........................................................       3,128         3,383
  Long-term investments..............................................................         584        --
  Other assets.......................................................................         781           776
                                                                                       -----------  -------------
    Total Assets.....................................................................   $  29,777     $  27,053
                                                                                       -----------  -------------
                                                                                       -----------  -------------
                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of capital lease obligations.......................................   $      38     $     144
  Accounts payable...................................................................       1,643         1,459
  Accrued expenses...................................................................       2,276         2,523
  Deferred revenue...................................................................       5,543         4,084
  Accrued income taxes...............................................................         273        --
                                                                                       -----------  -------------
    Total current liabilities........................................................       9,773         8,210
                                                                                       -----------  -------------
  Deferred rent......................................................................         189           172
                                                                                       -----------  -------------
  Capital lease obligations..........................................................         131           131
                                                                                       -----------  -------------
Stockholders' Equity:
  Preferred stock, $.01 par value. Authorized--5,000,000 shares, Issued and
    outstanding--none................................................................      --            --
  Common stock, $.01 par value. Authorized--30,000,000 shares, Issued-- 8,993,313
    shares at June 30, 1998 and 8,852,303 shares at September 30, 1997...............          90            89
  Additional paid-in capital.........................................................      19,376        19,067
  Treasury stock, at cost............................................................        (831)         (831)
  Retained earnings..................................................................       1,049           215
                                                                                       -----------  -------------
    Total stockholders' equity.......................................................      19,684        18,540
                                                                                       -----------  -------------
      Total Liabilities and Stockholders' Equity.....................................   $  29,777     $  27,053
                                                                                       -----------  -------------
                                                                                       -----------  -------------

  The accompanying notes are an integral part of these consolidated financial statements.

                                  RESTRAC, INC

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                       JUNE 30,                JUNE 30,
                                                                ----------------------  ----------------------
                                                                   1998        1997        1998        1997
                                                                ----------  ----------  ----------  ----------
Revenue:
  Product revenue.............................................  $    4,322  $    2,815  $   12,486  $    7,269
  Services revenue............................................       3,618       2,938      10,226       8,243
                                                                ----------  ----------  ----------  ----------
    Total revenue.............................................       7,940       5,753      22,712      15,512
                                                                ----------  ----------  ----------  ----------
Cost of revenue:
  Product revenue.............................................         131         105         435         492
  Services revenue............................................       2,355       1,641       6,775       4,496
                                                                ----------  ----------  ----------  ----------
    Total cost of revenue.....................................       2,486       1,746       7,210       4,988
                                                                ----------  ----------  ----------  ----------
Gross margin..................................................       5,454       4,007      15,502      10,524
                                                                ----------  ----------  ----------  ----------
Operating expenses:
  Research and development....................................       1,047       1,379       3,514       3,582
  Sales and marketing.........................................       2,891       2,228       7,926       6,283
  General and administrative..................................         824         987       3,105       2,629
                                                                ----------  ----------  ----------  ----------
    Total operating expenses..................................       4,762       4,594      14,545      12,494
                                                                ----------  ----------  ----------  ----------
Income (loss) from operations.................................         692        (587)        957      (1,970)
Other income, net.............................................         153         154         432         529
                                                                ----------  ----------  ----------  ----------
Income (loss) before provision (benefit) for income taxes.....         845        (433)      1,389      (1,441)
Provision (benefit) for income taxes..........................         338        (153)        555        (518)
                                                                ----------  ----------  ----------  ----------
Net income (loss).............................................  $      507  $     (280) $      834  $     (923)
                                                                ----------  ----------  ----------  ----------
                                                                ----------  ----------  ----------  ----------
Basic and diluted net income (loss) per common and common
  equivalent share............................................  $     0.06  $    (0.03) $     0.10  $    (0.12)
                                                                ----------  ----------  ----------  ----------
                                                                ----------  ----------  ----------  ----------
Basic weighted average number of common shares outstanding....   8,298,832   8,115,898   8,254,423   8,022,502
                                                                ----------  ----------  ----------  ----------
                                                                ----------  ----------  ----------  ----------
Diluted weighted average number of common and common
  equivalent shares outstanding...............................   8,558,121   8,115,898   8,555,022   8,022,502
                                                                ----------  ----------  ----------  ----------
                                                                ----------  ----------  ----------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                                 RESTRAC, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                                                 NINE MONTHS ENDED
                                                                                                      JUNE 30,
                                                                                                --------------------
                                                                                                  1998       1997
                                                                                                ---------  ---------
Cash Flows from Operating Activities:
  Net income (loss)...........................................................................  $     834  $    (923)
  Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
    Depreciation and amortization.............................................................      1,315        885
    Compensation expense on stock options.....................................................     --            194
    Compensation expense on warrant grants....................................................     --             99
    Changes in assets and liabilities:
      Accounts and installments receivable, net...............................................     (1,868)       449
      Other current assets....................................................................       (596)    (1,214)
      Accounts payable........................................................................        184        691
      Accrued expenses........................................................................       (247)      (936)
      Deferred revenue........................................................................      1,459        874
      Deferred rent...........................................................................         17        128
      Accrued income taxes....................................................................        273       (281)
                                                                                                ---------  ---------
        Net cash provided by (used in) operating activities...................................      1,371        (34)
                                                                                                ---------  ---------
Cash Flows from Investing Activities:
  Maturities and purchases of short-term investments, net.....................................        391     (5,980)
  Purchases of long-term investments..........................................................       (584)    --
  Purchases of property and equipment.........................................................     (1,060)    (2,420)
  Increase in other assets....................................................................         (5)      (742)
                                                                                                ---------  ---------
        Net cash used in investing activities.................................................     (1,258)    (9,142)
                                                                                                ---------  ---------
Cash Flows from Financing Activities:
  Payments of capital lease obligations.......................................................       (106)        (5)
  Proceeds from exercise of common stock options..............................................        204        171
  Proceeds from employee stock purchase plan stock issuance...................................        106         79
  Payment of accumulated dividends............................................................     --           (569)
                                                                                                ---------  ---------
        Net cash provided by (used in) financing activities...................................        204       (324)
                                                                                                ---------  ---------
Net increase (decrease) in cash and cash equivalents..........................................        317     (9,500)
Cash and cash equivalents, beginning of period................................................      5,745     20,368
                                                                                                ---------  ---------
                                                                                                ---------  ---------
Cash and cash equivalents, end of period......................................................  $   6,062  $  10,868
                                                                                                ---------  ---------
                                                                                                ---------  ---------
Supplemental disclosure of cash flow information
    Cash used for interest....................................................................  $      16  $  --
                                                                                                ---------  ---------
                                                                                                ---------  ---------
    Cash used for income taxes................................................................  $     282  $     442
                                                                                                ---------  ---------
                                                                                                ---------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                                 RESTRAC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1998

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

    The consolidated balance sheet as of June 30, 1998, the consolidated statements of operations for the three and nine month periods ended June 30, 1998 and 1997, and the consolidated statements of cash flows for the nine month periods ended June 30, 1998 and 1997, are unaudited but, in the opinion of management, include all adjustments (consisting solely of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

    The consolidated results of operations for the three and nine month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 1998 ("Fiscal 1998").

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

    Installments receivable represent the present value of future payments related to the financing of noncancelable term license agreements that provide for payment in installments over a five-year period. A portion of the revenue from each installment agreement is recognized as interest income in the accompanying consolidated statements of operations.

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

                                 RESTRAC, INC.

                                 JUNE 30, 1998

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Deferred revenue represents payments received by the Company in advance of product delivery or service performance.

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

    Basic and dilutive weighted average shares as required by SFAS No. 128 are as follows (in thousands):

                                                                                   THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                                        JUNE 30,              JUNE 30,
                                                                                  --------------------  --------------------
                                                                                    1998       1997       1998       1997
                                                                                  ---------  ---------  ---------  ---------
Basic weighted average shares outstanding.......................................      8,299      8,116      8,254      8,023
Weighted average common equivalent shares.......................................        259     --            301     --
                                                                                  ---------  ---------  ---------  ---------
Diluted weighted average shares outstanding.....................................      8,558      8,116      8,555      8,023

    For the three and nine month periods ended June 30, 1998, 213,500 and 210,500 anti-dilutive common stock options, respectively, have been excluded from the number of potential common shares outstanding.

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

    (F) SHORT AND LONG TERM INVESTMENTS

    Short-term investments consist of investments with an original maturity greater than three months that will mature within twelve months from the balance sheet date. Long-term investments consists of investments that will mature greater than twelve months from the balance sheet date. The Company classifies these short- and long-term investments as held-to-maturity, and accordingly, they are carried at amortized cost, which approximates market. These investments consist of municipal debt securities.

                                 RESTRAC, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            FOR THE THREE AND NINE MONTH PERIODS ENDED JUNE 30, 1998

CONSOLIDATED RESULTS OF OPERATIONS
  (IN THOUSANDS)

    REVENUE

    Total revenue increased 38% and 46% for the respective three and nine month periods ended June 30, 1998 to $7,940 and $22,712 from $5,753 and $15,512 for the three and nine month periods ended June 30, 1997, respectively.

    PRODUCT REVENUE. Product revenue increased 54% to $4,322 for the three months ended June 30, 1998 from $2,815 for the three months ended June 30, 1997. For the nine months ended June 30, 1998, product revenue increased 72% to $12,486 from $7,269 for the comparable 1997 period. The increase in product revenue for both the three and nine month periods of Fiscal 1998 resulted largely from an increase in the number of seats associated with shipments to both new and existing customers as well as an increase in the average price per seat.

    SERVICES REVENUE. Services revenue increased 23% to $3,618 for the three months ended June 30, 1998 from $2,938 for the three months ended June 30, 1997. For the nine months ended June 30, 1998, services revenue increased 24% to $10,226 from $8,243 for the comparable 1997 period. The increases for both the three and nine month periods of Fiscal 1998 compared to the Fiscal 1997 periods were attributable to the emerging Internet and transaction revenue as well as increases in maintenance stemming from the growth in the installed customer base. Internet and transaction revenue realized to date includes subscription revenue from RESTRAC WEBHIRE and resume scanning fees.

    COST OF REVENUE

    COST OF PRODUCT REVENUE. Cost of product revenue represented 3% of total product revenue for both the three and nine month periods of Fiscal 1998 compared to 4% and 7% for the comparable Fiscal 1997 periods, respectively. The decrease as a percentage of product revenue for both periods is due primarily to favorable rate revisions in the royalties due under third party licensing arrangements.

    COST OF SERVICES REVENUE. Cost of services revenue increased 44% to $2,355 for the three months ended June 30, 1998 from $1,641 for the three months ended June 30, 1997. For the nine months ended June 30, 1998, cost of services revenue of $6,775 increased 51% from $4,496 for the comparable 1997 period. Cost of services revenue increased as a percentage of services revenue to 65% and 66% for the three and nine month periods of Fiscal 1998, respectively, from 56% and 55% for the three and nine month periods of Fiscal 1997. The increases in absolute dollars and as a percentage of services revenue are principally attributable to costs associated with the introduction of RESTRAC WEBHIRE, an increase in the use of third party service providers and the increase in technical support resources available to the expanding base of customers on maintenance.

    OPERATING EXPENSES

    RESEARCH AND DEVELOPMENT. Research and development expenses were $1,047 or 13% of total revenue and $3,514 or 15% of total revenue for the three and nine month periods ended June 30, 1998, respectively, as compared to $1,379 or 24% of total revenue and $3,582 or 23% of total revenue for the comparable Fiscal 1997 periods. The decrease for both periods is primarily a function of the stage in product development and the requisite investment funding, which can fluctuate from period to period. All of the Company's research and development costs have been expensed as incurred.

                                 RESTRAC, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     FOR THE THREE AND NINE MONTH PERIODS ENDED JUNE 30, 1998 -- CONTINUED

    SALES AND MARKETING. Sales and marketing expenses were $2,891 or 36% of total revenue and $7,926 or 35% of total revenue for the three and nine month periods ended June 30, 1998, respectively, as compared to $2,228 or 39% of total revenue and $6,283 or 41% of total revenue for the comparable Fiscal 1997 periods. The increases in absolute dollars are due primarily to the effect of the increased commissions expense resulting from the increase in revenue and to sales and marketing costs associated with Restrac WebHire, introduced in the first quarter of Fiscal 1998. The Company expects that sales and marketing expenses may vary from quarter to quarter as a percentage of total revenue.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses were $824 or 10% of total revenue and $3,105 or 14% of total revenue for the three and nine month periods ended June 30, 1998, respectively, as compared to $987 and $2,629 or 17% of total revenue for the comparable three and nine month periods of Fiscal 1997. The absolute dollar increase for the nine month period of Fiscal 1998 as compared to Fiscal 1997 is the result of personnel increases and investments in internal systems as well as isolated accounts receivable charged-off during the second fiscal quarter.

    OTHER INCOME, NET

    Other income decreased to $153 and $432 for the three and nine month periods ended June 30, 1998 from $154 and $529 for the comparable Fiscal 1997 periods. The decrease for the nine-month period was due to lower combined cash and cash equivalents and short- and long-term investment balances during the first three quarters of Fiscal 1998 as compared to the first three quarters of Fiscal 1997. The Company expects to continue to yield investment income on its average balance of combined cash and cash equivalents and short- and long-term investments at an average rate consistent with that experienced for the first three quarters of Fiscal 1998.

    PROVISION (BENEFIT) FOR INCOME TAXES

    The Company's effective tax rate for both the three and nine month periods ended June 30, 1998 was 40% as compared to (36%) for both the three and nine month periods of Fiscal 1997. The effective tax rate represents the Company's estimate of the rate expected to be applicable for the full fiscal year. The Company is providing taxes for the first three quarters of Fiscal 1998 due to the fact that they are generating income where as they provided a benefit for income taxes during Fiscal 1997 as a result of a loss incurred from operations.

LIQUIDITY AND CAPITAL RESOURCES
  (IN THOUSANDS)

    At June 30, 1998, the Company had cash and cash equivalents and short- and long-term investments of $15,665, an increase of $510 from $15,155 at September 30, 1997. Working capital was $14,897 at June 30, 1998 as compared to $14,684 at September 30, 1997, an increase of $213. Long-term investments increased to $584 at June 30, 1998 as compared to $0 at September 30, 1997.

    Cash provided by operating activities was $1,371 during the nine month period ended June 30, 1998. Cash provided by operating activities consisted mainly of the net income for the nine month period of $834, the effect of depreciation and amortization of $1,315 and growth in deferred revenue of $1,459, offset by an increase in accounts and installments receivable of $1,868 and the timing of receipts and disbursements, resulting in prepayment of certain expenses and fluctuations in certain liabilities.

    The Company used $1,258 in investing activities during the first three quarters of Fiscal 1998, principally for the purchase of property and equipment of $1,060 (primarily computer equipment) and the

                                 RESTRAC, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     FOR THE THREE AND NINE MONTH PERIODS ENDED JUNE 30, 1998 -- CONTINUED

net purchase of long-term investments of $584, partially offset by the maturities of short-term investments of $391. Net cash provided by financing activities for the nine month period ended June 30, 1998 was $204.

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

    The Company believes that its current cash and cash equivalent and investment balances and cash provided by future operations will be sufficient to meet its working capital requirements for at least the next twelve months. Although operating activities may provide cash in certain periods, operating and investing activities may use cash in other periods. Consequently, any future growth may require the Company to obtain additional equity or debt financing.

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

    The Company operates in a dynamic and rapidly changing environment that involves risks and uncertainties. The following section lists some, but not all, of these risks and uncertainties which may have a material adverse effect on the Company's business, financial condition or results of operations. This section should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and Management's Discussions and Analysis of Financial Condition and Results of Operations for the years ended September 30, 1997, 1996 and 1995 and for the quarters ended June 30, 1998 and 1997.

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

                                 RESTRAC, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     FOR THE THREE AND NINE MONTH PERIODS ENDED JUNE 30, 1998 -- CONTINUED

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

    DEPENDENCE ON PRINCIPAL PRODUCT

    The Company currently derives most of its revenue from its Restrac Hire (including recently introduced HIRE FOR INTRANET) product. As a result, any factor adversely affecting sales of this product would have a material adverse effect on the Company. The future success of the Company also depends, in part, on achieving broader market acceptance of RESTRAC HIRE, as well as the ability to continue to enhance RESTRAC HIRE to meet the evolving needs of its customers. Moreover, the Company anticipates that its existing and new competitors will introduce additional competitive products. This competition may reduce future market acceptance of RESTRAC HIRE. The market acceptance of the Company's software is difficult to estimate due in large measure to the effect of new products, applications or product enhancements, technological changes in the marketplace for staffing solutions and future competition. There can be no assurance that the Company will maintain and expand acceptance of RESTRAC HIRE. The failure of the Company to maintain and expand its market acceptance as a result of competition, technological change or other factors would have a material adverse effect on the Company's business, financial condition and results of operations.

                                 RESTRAC, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     FOR THE THREE AND NINE MONTH PERIODS ENDED JUNE 30, 1998 -- CONTINUED

    COMPETITION

    The marketplace for staffing solutions is intensely competitive and is rapidly changing. The Company encounters direct competition from a number of companies providing staffing solutions, including (i) other human resource staffing software companies, (ii) providers of general human resource information systems, (iii) agencies providing or sourcing full-time, contract and temporary labor, (iv) information systems departments of potential prospects that develop custom software, and (v) providers of other client/ server application software or document management systems.

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

    In addition, certain technology incorporated in the Company's software is licensed from third parties on a nonexclusive basis. The termination of any of such licenses, or the failure of the third party licensers to adequately maintain or update their products, could result in delay in the Company's ability to ship certain of its products while it seeks to implement technology offered by alternative sources. In addition, any required replacement licenses could prove more costly than the Company's current license relationships and might not provide technology as powerful and functional as the third-party technology currently licensed by the Company. Also, any such delay, to the extent it becomes extended or occurs at or near the end of a fiscal quarter, could have a material adverse effect on the Company's results of operations for that quarter. While it may be necessary or desirable in the future to obtain other licenses relating to one or more of the Company's products or services or relating to current or future technologies, there can be no assurance that the Company will be able to do so on commercially reasonable terms or at all.

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

                                 RESTRAC, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     FOR THE THREE AND NINE MONTH PERIODS ENDED JUNE 30, 1998 -- CONTINUED

    Certain of the Company's products exclusively operate on Microsoft's NT Server and Internet Information Server (IIS) platforms. If Microsoft were to fundamentally change the architecture of its server product such that users of the Company's software applications experienced significant performance degradation or were rendered incompatible with future versions of Microsoft's NT Server or IIS, the Company's business, financial condition and results of operations could be materially adversely affected. If a new type of server were to gain broad acceptance in the marketplace, there can be no assurance that the Company's architecture would be compatible with such a server.

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

                                 RESTRAC, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     FOR THE THREE AND NINE MONTH PERIODS ENDED JUNE 30, 1998 -- CONTINUED

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

    YEAR 2000 COMPLIANCE

    The Company recognizes that it must ensure that its products and operations will not be adversely impacted by Year 2000 software failures which can arise in time-sensitive software applications that use a two-digit field to define the applicable year. While management does not believe this to be a significant issue with respect to the products it markets or uses, the Company is in the process of identifying any anticipated costs, problems and uncertainties associated with resolving Year 2000 issues related to products of its vendors. The Company limits its contractual warrantees on "Year 2000" compliance to objective performance standards that the Company has tested, and the Company makes no warrantees for nonconformance if the Company's software products are combined with other software or data that are not conducive to accurately calculating, comparing or sequencing date and time data between the twentieth and twenty-first centuries. Although management does not expect Year 2000 issues to have a material, adverse impact on the Company's business or future results of operations, there can be no assurance that there will not be interruptions of operations, other limitations of system or product functionality or that the Company will not incur significant costs to avoid such interruptions or limitations.

                                 RESTRAC, INC.
                                 JUNE 30, 1998

PART II--OTHER INFORMATION:

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

    NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits furnished as Exhibits hereto:

        Exhibit 27- Financial Data Schedule Pursuant to Regulation S-X Article 5

    (b) No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1998.

                                 RESTRAC, INC.
                                   FORM 10-Q
                                 JUNE 30, 1998

PART III--SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               RESTRAC, INC.

Date: August 14, 1998
                                               /s/ LARS D. PERKINS
                                               --------------------
                                               Lars D. Perkins
                                               Chief Executive Officer

                                               /s/ CYNTHIA G. EADES
                                               --------------------
                                               Cynthia G. Eades
                                               Chief Financial Officer