Form 10-K
period 1998-09-30
RESTRAC INC
filed 1998-12-29
CIK 1013322

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED: SEPTEMBER 30, 1998
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

    The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on November 19, 1998, as reported on NASDAQ National Market System was approximately $31,900,000. Shares of Common Stock held by each executive officer and director and by each person who owned 5% or more of the outstanding Common Stock as of such date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    The number of shares of the registrant's $0.01 par value Common Stock outstanding on December 22, 1998, was 10,027,919.

    Part III incorporates by reference from the definitive proxy statement for the registrant's fiscal 1998 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 RESTRAC, INC.

                                   FORM 10-K

                               TABLE OF CONTENTS

      ITEM                                                                                                            PAGE
-----------                                                                                                           -----
                                                            PART I
        1.   Business............................................................................................           2
        2.   Properties..........................................................................................          12
        3.   Legal Proceedings...................................................................................          12
        4.   Submission of Matters to a Vote of Securities Holders...............................................          12

                                                           PART II
        5.   Market for Registrant's Common Stock and Related Stockholder Matters................................          13
        6.   Selected Consolidated Financial Data................................................................          13
        7.   Management's Discussion and Analysis of Financial Condition and Results of Operations...............          14
        8.   Financial Statements and Supplementary Data.........................................................          24
        9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................          24

                                                           PART III
       10.   Directors and Executive Officers of the Registrant..................................................          24
       11.   Executive Compensation..............................................................................          24
       12.   Security Ownership of Certain Beneficial Owners and Management......................................          24
       13.   Certain Relationships and Related Transactions......................................................          25

                                                           PART IV
       14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K....................................          25

                                     PART I

    STATEMENTS MADE OR INCORPORATED IN THIS FORM 10-K INCLUDE A NUMBER OF FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. FORWARD LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS "ANTICIPATES", "BELIEVES", "EXPECTS", "INTENDS", "FUTURE", AND WORDS OF SIMILAR IMPORT WHICH EXPRESS MANAGEMENT'S BELIEFS, EXPECTATIONS OR INTENTIONS REGARDING THE COMPANY'S FUTURE PERFORMANCE. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS. CERTAIN FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE ARE DISCUSSED IN THE SECTION ENTITLED "FACTORS AFFECTING FUTURE OPERATING RESULTS" WHICH BEGINS ON PAGE 20 OF THIS FORM 10-K.

ITEM 1. BUSINESS

OVERVIEW

    Restrac, Inc. ("the Company"), designs, develops, markets, implements and supports HR staffing software and services to automate the recruitment, selection and placement of an organization's workforce. The Company's staffing solutions enable organizations to strategically manage their human capital by reducing hiring and placement costs, decreasing time to fill positions and providing more effective skills management and worker deployment. The Company's products--RESTRAC HIRE and RESTRAC WEBHIRE-- provide HR departments with solutions to propagate information about their job openings, and quickly and efficiently build and search comprehensive "pools" of resumes to find the workers they need, while also managing the workflow of the staffing process. These products are primarily licensed by corporate employers experiencing accelerated growth, a scarcity of skilled labor, significant reorganization or downsizing, or by companies reengineering their HR function to reduce costs.

    The Company's RESTRAC HIRE product is a client/server application that is sold on a license fee basis. RESTRAC WEBHIRE is an Internet-based service which is sold on a subscription basis and which is accessed by customers via the Internet, using a world wide web browser. Both products support Microsoft Windows and standard industry communications protocols, such as TCP/IP, allowing for high performance, scaleable implementations.

    The Company was incorporated in 1982 as a Massachusetts corporation and was reincorporated as a Delaware corporation in 1994. Restrac Securities Corporation, a wholly-owned subsidiary of Restrac, Inc., was incorporated in September, 1996 as a Massachusetts securities corporation for the purpose of holding and managing certain of the Company's cash and investments.

INDUSTRY BACKGROUND

    The strategic management of workforce skills, or "human capital", is increasingly viewed as a business imperative and has emerged in recent years as a key element of corporate strategy. Recruiting and deploying the most qualified employees is now being recognized as critical to an organization's long-term success. In addition, intensifying global competition, shortened product lifecycles and the need to improve operating efficiencies have caused organizations to search for more efficient ways to employ and deploy a more dynamic and skilled workforce. As a result, HR departments have come under increasing pressure to improve the quality of the candidates they hire, to shorten the time to fill open positions and to reduce the costs associated with staffing.

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

    In order to address the challenges of hiring and deploying workers, HR departments have begun to automate the staffing process. Until recently, the only staffing software applications available were applicant tracking systems, which automated record-keeping functions and did not offer workflow or resume searching capabilities.

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

    The emergence of Internet career sites is another dramatic recent development which creates a significant new forum for sourcing candidates. Organizations are increasingly turning to advertising on the Internet as an alternative to traditional print advertising. This has resulted in an increase in the number of resumes that are received electronically, and driven the need for tools to manage these responses. As more and more Internet job advertising sites are created, the administrative challenge of managing the posting of a company's positions to these sites also becomes more acute.

    The emergence of these new technologies, together with the increased emphasis on the strategic management of human capital, and a tightening labor market, have created a demand for a new generation of human resource staffing systems.

THE RESTRAC SOLUTION

    The Company's staffing solutions enable organizations to strategically manage their human capital by reducing hiring and placement costs, decreasing the time it takes to fill positions and providing more effective skills management and worker deployment. The Company provides HR departments with solutions that quickly and efficiently allow position information to be posted to multiple Internet sites, manage the responses that these postings and print advertising generate, build and search comprehensive electronic pools of resumes to find the workers they need, and manage the workflow of the staffing process. Key attributes of the Restrac solutions are as follows:

    COMPREHENSIVE, REUSABLE CANDIDATE POOLS. The Company's software uses resume scanning and integrated e-mail input from intranets or the Internet to create consolidated, reusable candidate pools that can be shared throughout the organization. Manual input is virtually eliminated, allowing organizations to collect and store skills and experience data on hundreds of thousands of candidates. The Company's software is designed to provide a shared, re-useable pool of candidates, reducing the need for organizations to use employment agencies and advertising to source candidates.

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

PRODUCTS

    The Company's principal products have been RESTRAC HIRE and RESTRAC RESUME READER FOR PEOPLESOFT, which is sold for use in conjunction with the PeopleSoft HR product. The Company released RESTRAC WORKBENCH FOR MANAGERS and RESTRAC HIRE LINK FOR PEOPLESOFT during fiscal 1997, and invested a significant portion of its research and development efforts during fiscal 1997 and 1998 on the November 1997 release of RESTRAC WEBHIRE and the June 1998 release of RESTRAC HIRE FOR INTRANET.

RESTRAC HIRE

    The Company's RESTRAC HIRE product automates the applicant sourcing and selection functions in the staffing process and supports industry standards such as Microsoft Windows and most leading relational databases (including Oracle, Microsoft SQLServer and Sybase), server platforms (including Windows NT and many UNIX variants), e-mail systems (including Microsoft's Mail and Lotus cc:Mail) and desktop productivity tools (including Microsoft Excel and Microsoft Word). System prices vary based on a customer's configuration. Maintenance for the first year is included in the license fee and is renewable on an annual basis thereafter, at approximately 15% of the license fee. The latest version of RESTRAC HIRE, RESTRAC HIRE FOR INTRANET, introduced during Fiscal 1998, is based on three-tier client/server architecture which will enable deployment over corporate intranets. This product builds on the functionality of RESTRAC HIRE. The new three-tier technical architecture is designed for easier access, easier extension, open connectivity, and convenient Internet integration. RESTRAC HIRE FOR INTRANET is also explicitly designed for internationalization.

RESTRAC WEBHIRE

    RESTRAC WEBHIRE is an Internet-based candidate sourcing and management service introduced by the Company in November 1997. Customers enter their job openings into WebHire, and choose where they would like to post their jobs by selecting from a menu of available Internet job posting destinations. Resumes from interested candidates are received electronically, or on paper. The Company performs all resume processing and scanning, hosting and administration, and system maintenance at its RESTRAC WEBHIRE data centers. The Company maintains a private applicant database with resumes it receives from the customer or directly from applicants on the customer's behalf. Using passwords, recruiters will access their private, continuously updated applicant pool via the Internet from a world-wide web browser to perform candidate searches. RESTRAC WEBHIRE employs the same powerful concept-based searching as RESTRAC HIRE. After selecting a short list of candidates, recruiters manage the progress of applicants through the recruiting process, and can prepare status reports, or annotate individual resumes and forward them to colleagues via electronic mail.

    RESTRAC WEBHIRE is intended to allow smaller, rapidly-growing organizations to take advantage of the Company's technologies without the associated infrastructure investment necessary to support a client/ server application.

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

RESTRAC WORKBENCH FOR MANAGERS

    This product was developed in response to the increasing dispersion of the staffing process outside of HR departments. With RESTRAC WORKBENCH FOR MANAGERS, hiring managers in companies using RESTRAC HIRE can use Lotus Notes or a web browser to participate directly in certain functions of the staffing process, including opening a requisition, reviewing resumes online, managing team interviews and initiating a job offer. Such self-service solutions should significantly expand the Company's potential user-base while further reducing the administrative demand on HR departments.

CUSTOMER SERVICES

    The Company believes that superior customer service and support are critical to customer satisfaction. As of September 30, 1998, the Company's customer service organization included 63 employees, providing Professional Services, Technical Support and Outsourced Services.

    PROFESSIONAL SERVICES. The Professional Services Group manages system implementation, provides additional services such as process design and system tailoring and provides basic and advanced training both on-site during system implementation and at the Company's Corporate Training Centers throughout the year.

    TECHNICAL SUPPORT. The Technical Support Group provides daily assistance to customers with maintenance agreements through the Company's support help line. More than 95% of customers who have purchased the Company's client/server, Windows-based products since their introduction are currently under maintenance agreements. The Company provides support Monday through Friday from 8:30 a.m.-8:00 p.m. Eastern Time as well as 8:30 a.m.-5:00 p.m. Greenwich Time to support the Company's European customers.

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

RESTRAC HIRE FOR INTRANET

    RESTRAC HIRE FOR INTRANET, which was released in June of 1998, is a Microsoft Windows-based application which operates over a standard TCP/IP intranet connection. The application server component of the product utilizes Microsoft Windows NT Server and Microsoft Internet Information Server. Client access is provided via both a Windows application and a browser interface which is compatible with Microsoft Windows 95 or Microsoft Windows NT. The Company believes that this innovative architecture combines the functionality of a traditional client/server application with the easy deployability of an intranet application.

PRODUCT DEVELOPMENT

    The Company believes that its future success will depend upon its ability to enhance its existing software and develop and introduce new products and functions which keep pace with rapid changes in the marketplace. The Company has made increasing investments in its engineering and quality groups to broaden its product and service offerings, enhance product functionality, improve performance and expand the ability of its software to interoperate with third-party software. Research and development expenses totaled (in thousands) $5,588, $5,446 and $2,341 for fiscal years 1998, 1997, and 1996, respectively.
While the Company expects that certain of its new products and functions will be developed internally, the Company may, based on timing and cost considerations, expand its product offerings through acquisitions or strategic relationships. Software products as complex as those currently under development by the Company are subject to frequent delays and there can be no assurance that the Company will not encounter difficulties that could delay or prevent the successful and timely development, introduction and marketing of these potential new products.

SALES AND MARKETING

    The Company markets its enterprise products and services through a direct sales force in North America and the United Kingdom. The Company supports its sales force through comprehensive marketing programs which include public relations, direct mail, advertising, seminars, trade shows, ongoing customer communication programs and strategic relationships. While the sales cycle varies from customer to customer, it typically spans four to nine months from generation of a lead from one of these sources to execution of a license agreement. The Company's direct sales force is structured regionally and is managed through sales and service offices in Lexington, Massachusetts, Foster City, California, Chicago, Illinois and Reading, U.K. and through sales personnel located in Dallas, New Jersey, Maryland, Raleigh, Seattle, and Toronto.

    During Fiscal 1998 the Company marketed RESTRAC WEBHIRE through telesales representatives. In Fiscal 1999 the Company will enhance the marketing of RESTRAC WEBHIRE through the addition of a direct sales force. The average sales cycle for this service is substantially shorter than that experienced for the Company's enterprise products.

CUSTOMERS

    Since the introduction of RESTRAC HIRE in 1993, the Company has licensed its client/server, Windows-based staffing software to over 375 customers. The following is a partial listing of the Company's customers as of September 30, 1998:

FINANCIAL SERVICES
AIM Management Group
American Express
Bank of America
BankBoston
Federal Home Loan Mortgage Corporation
First Union
Merrill Lynch
M&T Bank
Nationsbank
Putnam Investments
Union Bank
Visa USA
The World Bank

PUBLISHING/ENTERTAINMENT
Blockbuster Entertainment
Gannett
The New York Times
Paramount Pictures

ENGINEERING/CONSULTING
CH2M Hill
Kelly Services
Logica
Mason & Hanger

BIOTECHNOLOGY/HEALTHCARE/ PHARMACEUTICALS
Abbott Laboratories
Amgen
Bausch & Lomb
Baxter International
Bristol Myers Squibb
Genentech
Genzyme
Johnson & Johnson
The Mayo Clinic
Memorial Sloan Kettering
Millennium Pharmaceuticals
PacifiCare
Pfizer
SmithKline Beecham

INSURANCE
Aetna Life and Casualty
Blue Cross/Blue Shield
Cigna
John Hancock
Occidental Insurance
Phoenix Home Life
Prudential
The Travelers

TECHNOLOGY/COMMUNICATIONS
Ascend Communications, Inc.
AT&T
Amdahl
The Boeing Company
Boston Scientific Corporation
British Telecom
Compaq
Digital Equipment
EMC
Ingram Micro, Inc.
Lockheed
Lucent Technologies
Microsoft
Rockwell International
Sequent Computers

CONSUMER
Anheuser-Busch
British Airways
Canadian Airlines
Canadian Tire
Cargill
Delco
Levi Strauss
Mattel Toys
Nabisco
Overnite Transportation
Random House
Reebok
Staples
Starbucks
The good guys!
Toys R' Us
Williams Sonoma

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

COMPETITION

    The marketplace for staffing solutions is intensely competitive and is rapidly changing. The Company encounters direct competition from a number of companies providing human resource staffing solutions, including (i) other human resource staffing software companies, (ii) providers of general human resource information systems, (iii) agencies providing or sourcing full-time, contract and temporary labor, (iv) information systems departments of potential prospects that develop custom software, (v) providers of other client/server application software or document management systems and (vi) Internet-based staffing solution providers.

    The Company's primary direct competitor in the enterprise market is Resumix, Inc. The Company also competes directly against other providers of human resource staffing software, most of which are small privately held companies providing less functional products at lower prices. In addition, vendors of general human resource information systems generally include applicant tracking modules in their offerings which can compete with the Company's products. Moreover, there can be no assurance that such vendors will not develop and market products in direct competition with the Company. Some of the Company's current and many of the Company's potential competitors are large, publicly traded organizations with long operating histories and access to significantly greater financial, technical, marketing and other resources. As a result, they may be able to respond to market changes, emerging technologies or changes in customer requirements more rapidly and devote more resources to the development, marketing and sales of their products than the Company. Competition may increase from new market entrants or through consolidations in the software industry and/or cooperative relationships among companies or with third parties.

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

EMPLOYEES

    As of September 30, 1998, the Company had 177 full time employees consisting of 51 in sales and marketing, 42 in product development, 63 in client services and 21 in corporate operations. The Company's employees are not represented by any collective bargaining organizations, and the Company has never experienced any work stoppages. The Company considers its relations with its employees to be good.

EXECUTIVE OFFICERS AND DIRECTORS

NAME                                            AGE                                 POSITION
------------------------------------------      ---      ---------------------------------------------------------------
Lars D. Perkins...........................          39   Chief Executive Officer and Chairman of the Board
Martin J. Fahey...........................          44   President, Chief Operating Officer and Director
Thomas F. Brady...........................          46   Vice President of Client Services
Raymond M. Desrochers.....................          31   Vice President of Development--Products
Cynthia G. Eades..........................          42   Chief Financial Officer, Vice President of Finance, Treasurer
                                                         and Secretary
Robert F. Kuhne...........................          63   Vice President of Sales
Robert J. Lederman, Jr....................          41   Vice President of Human Resources
Timothy J. McManus........................          45   Vice President of Internet Business Development
Robert J. Perry...........................          41   Vice President of Marketing
Edward F. Murray..........................          43   Vice President of Development for Electronic Commerce
Russell J. Campanello.....................          42   Director
J. Paul Costello..........................          59   Director
A. Bruce Johnston.........................          39   Director

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

    THOMAS F. BRADY joined the Company as Vice President of Client Services in October 1997. From May 1995 to October 1997, he served as Vice President of Services of Kronos, Inc., a leading provider of labor management software. Prior to joining Kronos, Inc., Mr. Brady was employed at Digital Corporation from 1977 to 1995 in various operations and business development management positions.

    RAYMOND M. DESROCHERS was named Vice President of Development--Products in November 1998. From October 1995 to October 1998 he served as Vice President of Product Development and Quality. From April 1995 to October 1995, he served as the Company's Director of Product Development and from October 1994 to March 1995, he served as the Company's Manager of Software Development. Mr. Desrochers was a senior software engineer for the Company from July 1992 to September 1994. Prior to joining the Company in July 1992, he had been Software Project Manager for New England Business Service, Inc., a company that provides accounting software solutions to both small and medium-sized businesses, from October 1991 to June 1992.

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

    ROBERT F. KUHNE joined the Company in July 1997 as the Vice President of Sales. From July of 1990 to July of 1997, Mr. Kuhne was an independent sales and marketing consultant specializing in emerging corporations. Prior to his work as a consultant, Mr. Kuhne was the General Manager and Senior Vice President of Productivity Products Company, a division of Pansophic Systems, Inc., where he managed a 400-person organization responsible for worldwide development, marketing, customer support and sales.

    ROBERT J. LEDERMAN, JR. joined the Company as Vice President of Human Resources in January 1997. From June 1994 to January 1997, Mr. Lederman was employed by Fidelity Investments as the Director of Human Resources. From June 1992 to June 1994 Mr. Lederman was Director of Employment and Employee Relations for Clean Harbors Environmental Services Company.

    TIMOTHY J. MCMANUS was named Vice President of Internet Business Development in November 1998. Mr. McManus joined the Company as Vice President of Internet Products in November 1997. From January 1997 to October 1997, Mr. McManus was the founder of Calendarcast, Inc., a development stage company evaluating applications of Internet-based push technologies. From March 1996 to January 1997, Mr. McManus was Vice President of Product Management and Development at Corechange LLC, a spin-off of Cambridge Technology Partners, Inc. From October 1987 to March 1996, Mr. McManus was employed at Lotus Development Corporation where he managed a number of key product and business development functions within both the Communications Products Division and the Desktop Products Organization.

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

    EDWARD F. MURRAY joined the Company as Vice President of Development for Electronic Commerce in November 1998. From September 1996 to November 1998, Mr. Murray was Vice President and Chief Technologist of the Product Development division of The Instream Corporation. From October 1989 to October 1995, Mr. Murray was employed by Lotus Development Corporation where he was responsible for the development of several product lines including Lotus Works and Lotus Forms.

    RUSSELL J. CAMPANELLO was elected as a director of the Company in October 1994. Since March 1998, Mr. Campanello has served as Senior Vice President, Human Resources at Genzyme Corporation. From March 1996 to March 1998, Mr. Campanello was Vice President of Nets Inc. (formerly Industry.Net), a facilitator of electronic commerce on the Internet. Prior to joining Nets Inc., Mr. Campanello spent eight years as the Vice President of Human Resources of Lotus Development Corporation.

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

ITEM 2. PROPERTIES

    The Company's corporate headquarters are located in Lexington, Massachusetts, where it occupies approximately 60,000 square feet of office space under a lease expiring in December 2003. In addition, the Company has regional sales and service offices in Foster City, California, Chicago and the United Kingdom under leases expiring in January and February of 2002 and October of 1998, respectively. The Company also leases office space for its sales representatives in Chicago, Dallas, Seattle and Toronto.

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

                               COMMON STOCK PRICE

PERIOD                                                                                              HIGH        LOW
------------------------------------------------------------------------------------------------  ---------  ---------
October 1, 1996--December 31, 1996..............................................................  $   17.00  $    4.44
January 1, 1997--March 31, 1997.................................................................  $    5.00  $    2.88
April 1, 1997--June 30, 1997....................................................................  $    4.69  $    2.50
July 1, 1997--September 30, 1997................................................................  $    7.75  $    4.25
October 1, 1997--December 31, 1997..............................................................  $    7.50  $    5.00
January 1, 1998--March 31, 1998.................................................................  $    7.00  $    4.63
April 1, 1998--June 30, 1998....................................................................  $    8.63  $    4.38
July 1, 1998--September 30, 1998................................................................  $    6.13  $    3.00

    The closing sale price of the Common Stock on September 30, 1998 was $3.625. On December 22, 1998 the closing price reported on the NASDAQ National Market System for the Common Stock was $5.25.

    The market price of the Company's Common Stock has fluctuated significantly and is subject to significant fluctuations in the future.

HOLDERS OF COMMON STOCK

    As of December 22, 1998, there were approximately 60 shareholders of record of the Company's Common Stock and 10,027,919 shares of common stock outstanding.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The selected financial data set forth below with respect to the Company's statements of operations for the three fiscal years ended September 30, 1998, 1997 and 1996 and the balance sheets at September 30, 1998 and 1997 are derived from the consolidated financial statements of the Company included elsewhere in this Form 10-K. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

                                                                         FISCAL YEAR ENDED SEPTEMBER 30,
                                                              -----------------------------------------------------
                                                                1998       1997       1996       1995       1994
                                                              ---------  ---------  ---------  ---------  ---------

                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
  Revenue...................................................  $  30,855  $  22,048  $  21,592  $  15,014  $   9,737
  Cost of revenue...........................................      9,001      7,061      6,312      4,409      2,939
  Research and development..................................      5,588      5,446      2,341      1,365      1,343
  Sales and marketing.......................................     10,613      8,703      8,004      5,978      3,335
  General and administrative................................      4,322      3,541      2,610      1,714      1,249
  Non-recurring charge......................................     --         --         --          1,011     --
                                                              ---------  ---------  ---------  ---------  ---------
  Income (loss) from operations.............................      1,331     (2,703)     2,325        537        871
  Other income, net.........................................        593        671        326        138         73
                                                              ---------  ---------  ---------  ---------  ---------
  Income (loss) before provision (benefit) for income
    taxes...................................................      1,924     (2,032)     2,651        675        944
  Provision (benefit) for income taxes......................        577       (752)     1,167        274        338
                                                              ---------  ---------  ---------  ---------  ---------
  Net income (loss).........................................  $   1,347  $  (1,280) $   1,484  $     401  $     606
  Diluted net income (loss) per common share................  $     .16  $    (.16) $     .21  $     .06
  Diluted weighted average number of common shares
    outstanding.............................................      8,518      8,056      7,222      6,949

                                                                                   SEPTEMBER 30,
                                                               -----------------------------------------------------
                                                                 1998       1997       1996       1995       1994
                                                               ---------  ---------  ---------  ---------  ---------

                                                                                  (IN THOUSANDS)
Balance Sheet Data:
  Cash, cash equivalents and short term investments..........  $  16,436  $  15,155  $  20,368  $   2,967  $   2,735
  Working capital............................................  $  15,304  $  14,684  $  17,418  $   2,079  $   2,466
  Total assets...............................................  $  31,431  $  27,053  $  26,310  $   9,139  $   6,150
  Total liabilities..........................................  $  11,108  $   8,513  $   7,337  $   9,498  $   6,629
  Stockholders' equity (deficit).............................  $  20,323  $  18,540  $  18,973  $    (359) $    (479)

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

OVERVIEW

    The Company's products and services and the markets it serves have evolved and expanded in concert with the rapid advancements in technology and the elevated focus on human resource management. From its inception in 1982 through the first half of fiscal 1993, the Company's product revenue consisted primarily of DOS-based applicant tracking and succession planning systems. In June 1993, the Company introduced a Windows-based, client/server staffing solution, which incorporates high-volume resume-scanning, skills management and search capabilities. In November 1997, the Company broadened its offerings with the introduction of RESTRAC WEBHIRE, a service which provides candidate management functions via the Internet and the World Wide Web. In June 1998, the Company released HIRE FOR INTRANET, the next generation enterprise-level automated recruitment solution designed specifically for corporate intranets. The new product and service releases in fiscal year 1998 enhanced the Company's enterprise software operating segment and solidified its emerging Internet and transaction-based solutions segment.

    Total revenue consists of product revenue and services revenue. Product revenue is generated in the enterprise software operating segment and is derived from perpetual end-user licenses to use the Company's products. Product revenue is recognized upon delivery, provided there are no significant Company obligations remaining and collectibility of the revenue is probable. Services revenue from customer maintenance fees for postcontract support is recognized ratably over the maintenance term, which is typically 12 months. When customer maintenance fees are included in an initial software license fee, the Company allocates approximately 15% of the software license fee to the first year's maintenance. The amount allocated to customer maintenance fees for the first year is comparable to customer maintenance fees charged separately by the Company. Other services revenue from training, installation, consulting and outsourced services (e.g., scanning, acknowledgement mailings) is recognized as the related services are performed. Services revenue from RESTRAC WEBHIRE is recognized ratably over the service term. All customer maintenance fees for postcontract support and other services revenue for training, installation and consulting related to enterprise software licensed is attributed to the enterprise software operating segment. Services revenue for RESTRAC WEBHIRE and for outsourced services is attributed to the Internet and transaction-based solutions segment.

    During fiscal 1997, the Company increased the size of its operating facilities by over 100% and entered into new leases for its corporate headquarters, its Chicago office and its West Coast office. The direct increase in facilities costs associated with these leases was approximately $1.0 million in fiscal 1997 and an additional $400 for fiscal 1998. Facilities costs are allocated among income statement expense categories based principally on functional headcount.

RESULTS OF OPERATIONS

(IN THOUSANDS)

    The following table sets forth, for the periods indicated, the percentage of total revenue represented by each item reflected in the Company's Consolidated Statements of Operations.

                                                                                                         FISCAL YEAR ENDED
                                                                                                           SEPTEMBER 30,
                                                                                               -------------------------------------
AS A PERCENTAGE OF TOTAL REVENUE:                                                                 1998         1997         1996
---------------------------------------------------------------------------------------------     -----        -----        -----
Revenue:
  Product revenue............................................................................          55%          49%          61%
  Services revenue...........................................................................          45           51           39
                                                                                                      ---          ---          ---
    Total revenue............................................................................         100          100          100
                                                                                                      ---          ---          ---
  Cost of revenue:
  Product revenue............................................................................           2            3            7
  Services revenue...........................................................................          27           29           22
                                                                                                      ---          ---          ---
    Total cost of revenue....................................................................          29           32           29
                                                                                                      ---          ---          ---
Gross margin.................................................................................          71           68           71
                                                                                                      ---          ---          ---
Operating expenses:
  Research and development...................................................................          18           25           11
  Sales and marketing........................................................................          35           39           37
  General and administrative.................................................................          14           16           12
                                                                                                      ---          ---          ---
    Total operating expenses.................................................................          67           80           60
                                                                                                      ---          ---          ---
Income (loss) from operations................................................................           4          (12)          11
Other income, net............................................................................           2            3            2
                                                                                                      ---          ---          ---
Income (loss) before provision (benefit) for income taxes....................................           6           (9)          13
Provision (benefit) for income taxes.........................................................           2           (3)           6
                                                                                                      ---          ---          ---
Net income (loss)............................................................................           4%          (6)%          7%
                                                                                                      ---          ---          ---
                                                                                                      ---          ---          ---

    REVENUE

    PRODUCT REVENUE. Product revenue was $16,826, $10,783 and $13,265 in fiscal 1998, 1997 and 1996, respectively, representing an increase of 56% from fiscal 1997 to fiscal 1998 and a decrease of 19% from fiscal 1996 to fiscal 1997. The increase in product revenue in fiscal 1998 resulted largely from an increase in the number of seats associated with shipments to both new and existing customers as well as an increase in the average price per seat. More customers chose to license a large number of users with their initial system deployment, resulting in a significantly higher average sales price for fiscal 1998. Some customers initially deploy the product on a selective, divisional or business unit basis and later license additional users. Over 75% of the reduction in product revenue in fiscal 1997 as compared to fiscal 1996 is attributable to smaller sales transactions. The remaining reduction is due to lower shipment volumes in fiscal 1997. Because the Company's product revenue consists of a relatively small number of large dollar transactions, the average sales price and number of units shipped can fluctuate widely from period to period. Such fluctuations are not necessarily indicative of future results. Hardware resales contributed $358 to the first fiscal 1996 quarter. (The Company no longer serves as a reseller of hardware). Sales to existing customers represented approximately 33%, 25% and 26% of total software licenses in fiscal years 1998, 1997 and 1996, respectively.

    SERVICES REVENUE. Services revenue was $14,029, $11,265 and $8,327 in fiscal 1998, 1997 and 1996, respectively, representing an increase of 25% from fiscal 1997 to fiscal 1998 and 35% from fiscal 1996 to fiscal 1997. Increased maintenance revenue, generated by the continued growth in the RESTRAC HIRE and

RESUME READER FOR PEOPLESOFT installed base, accounts for 59% and 70% of the total increase in services revenue for fiscal 1998 and fiscal 1997, respectively. The remaining increases are attributable to the Company's emerging Internet and transaction-based solutions operating segment, with the introduction of RESTRAC WEBHIRE in fiscal 1998 and the addition of outsourced scanning services late in fiscal 1996. There can be no assurances that the Company will sustain these levels of services revenue growth.

    COST OF REVENUE

    COST OF PRODUCT REVENUE. Cost of product revenue includes royalty payments for third-party software embedded in the Company's products and costs of documentation and shipping. Cost of product revenue decreased as a percentage of product revenue to 4% for fiscal 1998 from 7% for fiscal 1997 and 11% for fiscal 1996. The percentage decrease for both periods is due primarily to favorable rate revisions in the royalties due under third-party licensing arrangements.

    COST OF SERVICES REVENUE. Cost of services revenue includes all costs of maintaining the client services organization and the Internet and transaction-based solutions segment operations, including salaries and personnel-related expenses, travel, outside consulting services, facilities cost and, to a lessor extent, third party scanning services and royalty payments for software maintenance. For fiscal 1998, 76% of cost of services was attributed to the enterprise software segment, with the remainder associated with the Internet and transaction-based solutions segment. This compares to 92% of cost of services attributed to the enterprise software segment for fiscal 1997. Cost of services revenue increased 32% to $8,370 for fiscal 1998 from $6,357 for fiscal 1997. Cost of services revenue increased 32% to $6,357 for fiscal 1997 from $4,827 for fiscal 1996. The increases in absolute dollars for each of the years are principally attributable to increased personnel and associated costs in the client services organization to support a larger client base and proportionately higher services revenue. Cost of services revenue increased as a percentage of services revenue to 60% for fiscal 1998 from 56% for 1997. Cost of services revenue decreased as a percentage of services revenue to 56% for fiscal 1997 from 58% for 1996.

    The lower mix of services revenue in fiscal 1998 as compared to fiscal 1997 is reflected in the slight increase in gross margin percentage to 71% from 68%.

    OPERATING EXPENSES

    RESEARCH AND DEVELOPMENT. Research and development expenses include all costs associated with the product engineering and quality functions, including salaries and personnel-related expenses, travel, outside consulting services and facilities costs. Research and development expenses were $5,588 or 18% of total revenue for fiscal 1998 as compared to $5,446 or 25% of total revenue for fiscal 1997 and $2,341 or 11% of total revenue for fiscal 1996. The increases in absolute dollars for the years presented are primarily due to increases in both personnel and consulting expenses in support of the Company's new and existing product development initiatives and its quality assurance programs. The Internet and transaction-based solutions segment accounted for 29% of total research and development expenses in fiscal 1998 and 33% in fiscal 1997. Research and development expenses will vary from period to period as a percentage of total revenue dependent upon the stage in product development and the requisite investment funding of ongoing projects. The Company considers continued investment in research and development to be integral to its future success. All of the Company's research and development costs have been expensed as incurred.

    SALES AND MARKETING. Sales and marketing expenses include promotional costs and trade shows and costs associated with personnel involved in sales and marketing functions, including salaries, commissions and other personnel-related expenses, travel, outside consulting services and facilities costs. Sales and marketing expenses were $10,613 or 35% of total revenue for fiscal 1998 as compared to $8,703 or 39% of total revenue for fiscal 1997 and $8,004 or 37% of total revenue for fiscal 1996. The increase in absolute dollars in fiscal 1998 from fiscal 1997 is due primarily to the effect of the increased commissions expense resulting from the increase in revenue and to sales and marketing costs associated with RESTRAC WEBHIRE, introduced in the first quarter of fiscal 1998. The Internet and transaction-based solutions segment accounted for 11% of total sales and marketing expenses in fiscal 1998. The increase in absolute dollars in fiscal 1997 from fiscal 1996 is due to the Company's investments in its sales organization in fiscal 1997, adding personnel and expanding its West Coast and Central U.S. facilities to accommodate the geographic distribution of sales and services personnel and to better support the customer base. The Company expects that sales and marketing expenses may vary from year to year as a percentage of total revenue.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist principally of costs for corporate operations personnel (executive, finance and accounting, information technology, human resources, legal and administrative), professional fees and other general corporate expenses. General and administrative expenses were $4,322 or 14% of total revenue for fiscal 1998 as compared to $3,541 or 16% of total revenue for fiscal 1997 and $2,610 or 12% of total revenue for fiscal 1996. The absolute dollar increase for fiscal 1998 as compared to fiscal 1997 is the result of personnel increases, investments in internal systems and an increase in bad debt expense during the year. The increase for fiscal 1997 as compared to fiscal 1996, both in absolute dollars and as a percentage of total revenue, is largely the result of personnel increases in support of the Company's infrastructure, increased costs associated with the Company's having gone public in fiscal 1996, investments in internal systems and a charge in 1997 related to the move of the Company's corporate headquarters.

    OTHER INCOME, NET

    Other income was $593, $671 and $326 in fiscal 1998, 1997 and 1996, respectively. The variances from period to period are due to fluctuations in the average combined cash and cash equivalents and short- and long-term investment balances. The Company expects to continue to yield investment income on its average balance of combined cash and cash equivalents and short- and long-term investments at an average rate comparable to that experienced for fiscal 1998.

    PROVISION (BENEFIT) FOR INCOME TAXES

    The Company's effective tax rate was 30%, (37%) and 44% for the fiscal years ended 1998, 1997 and 1996, respectively. The changes in the effective tax rate for both fiscal 1998 as compared to fiscal 1997 and for fiscal 1997 as compared to fiscal 1996 relate principally to the generation of income or losses from operations during the respective periods. Minimal taxes are provided for Other Income generated during fiscal years 1998, 1997 and 1996 as a result of the favorable tax status of Restrac Securities Corporation and of the investment in municipal securities during these years. Thus, a higher ratio of Other Income to Income from Operations can significantly impact the effective tax rate from year to year. The benefit generated from the net loss in fiscal 1997 was partially offset by minimum taxes due in certain state jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 1998, the Company had cash and cash equivalents and short- and long-term investments of $17,329, an increase of $2,174 from $15,155 at September 30, 1997. Working capital was $15,304 at September 30, 1998 as compared to $14,684 at September 30, 1997, an increase of $620.

    Cash provided by operating activities was $3,176 during the year ended September 30, 1998. Cash provided by operating activities consisted mainly of the net income for the fiscal year of $1,347, the effect of depreciation and amortization of $1,694, growth in deferred revenue of $1,397 and the timing of receipts and disbursements, resulting in prepayment of certain expenses, increases in accounts receivable and fluctuations in certain liabilities.

    Cash provided by investing activities was $559 during the year ended September 30, 1998. Cash provided by investing activities consisted mainly of net proceeds of $1,853 from the purchases and maturities of short- and long-term investments partially offset by the purchase of property and equipment of $1,278 (primarily computer equipment).

    Net cash provided by financing activities for the year ended September 30, 1998 was $292. Financing activities consisted of proceeds from the exercise of stock options, proceeds from the issuance of stock under the employee stock purchase plan and payments made under capital lease obligations.

    To date, the Company has not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. Cash has been, and the Company contemplates that it will continue to be, invested in interest-bearing, investment grade securities.

    On November 18, 1998, the Company acquired certain rights and assets and assumed certain obligations and liabilities of the Junglee subsidiary of Amazon.com in exchange for $6,000 cash and 1,670,273 shares of common stock (See
Note 10 of Notes to Consolidated Financial Statements).

    From time to time, the Company may evaluate other potential acquisitions of products, businesses and technologies that may complement or expand the Company's business. Any such transactions consummated may use a portion of the Company's working capital and/or require the issuance of equity or debt.

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

IMPACT OF YEAR 2000 ISSUE

    The Year 2000 issue results from computer programs written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. The following paragraphs in this section include "Year 2000 readiness disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act.

    The Company has attempted to make an assessment with regard to whether its own internal information systems are Year 2000 compliant. In particular, the Company has upgraded its accounting (excluding payroll) and customer management systems with systems that are warranted by the vendors to be Year 2000 compliant. In addition, the Company plans to seek assurances from its existing vendors whose systems are not warranted to be Year 2000 compliant that such systems are Year 2000 compliant. Currently, the Company does not anticipate purchasing additional systems. The Company does not separately track the internal costs incurred for Year 2000 projects. Although the Company does not believe that any additional Year 2000 compliance-related costs will be significant, there can be no such assurance. Any failure of third-party equipment or software comprising any part of the Company's systems to operate properly with regard to Year 2000 and thereafter could require the Company to incur unanticipated expenses to address associated problems. The Company has received assurances that all material embedded systems included in the Company's products are Year 2000 compliant.

    The Company believes, based on an internal assessment, that the current versions of its software products are Year 2000 compliant. The Company limits its contractual warrantees on Year 2000 compliance to objective performance standards that the Company has tested, and the Company makes no warrantees for nonconformance if the Company's software products are combined with other software or data that are not conducive to accurately calculating, comparing or sequencing date and time data between the twentieth and twenty-first centuries. The Company has no plan to ascertain whether the internal systems and products of its customers are Year 2000 compliant. Although the Company has not been involved in any litigation or proceeding to date involving its products or services related to Year 2000 issues, there can be no assurance that the Company will not in the future be required to defend its products or services or to negotiate resolutions of claims based on Year 2000 issues.

    The Company does not have any specific contingency plans if any Year 2000 problems develop with respect to the Company's embedded systems, systems acquired from vendors or systems used by third parties with whom the Company has a mutual relationship. Contingency plans will be developed if it appears the Company or its key vendors will not be Year 2000 compliant, and such non-compliance is expected to have a material adverse impact on the Company's operations.

    Year 2000 issues may affect the purchasing patterns of customers and potential customers in a variety of ways. Many companies are expending significant resources to replace or remedy their current hardware and software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company. The Company does not believe that there is any practical way to ascertain the extent of, and has no plan to address problems associated with such a reduction in purchasing resources of its customers. Any such reduction could, however, result in a material adverse effect on the Company's business, operating results and financial condition. The Year 2000 issue is pervasive and complex, as virtually every computer operation will be affected in some way. Consequently, no assurance can be given that Year 2000 compliance can be achieved without significant additional costs.

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

    The Company operates in a dynamic and rapidly changing environment that involves risks and uncertainties. The following section lists some, but not all, of these risks and uncertainties which may have a material adverse effect on the Company's business, financial condition or results of operations. This section should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto, and Management's Discussions and Analysis of financial Condition and Results of Operations for the years ended September 30, 1998, 1997, and 1996.

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

    The market for automated staffing solutions is undergoing rapid changes including continuing advances in technology and changes in customer requirements and preferences. These market dynamics have been amplified by the emergence of the Internet as a communications medium for staffing solutions. The Company's future success will depend in significant part on its ability to continually improve the performance, features and reliability of its software and services in response to the evolving demands of the marketplace and competitive product offerings, and there can be no assurance that the Company will be successful in doing so. In addition, an element of the Company's business strategy is the advancement of products, functionalities and other staffing solutions that capitalize on the increasing use of the Internet and corporate intranets. There can be no assurance that the Company will be successful in developing and marketing products that will keep pace with technological changes in the market or new technologies introduced by competitors or that it will satisfy evolving consumer preferences. Maturation of Internet and intranet-based products, functionalities and other staffing solutions will also depend on increased acceptance of the Internet for staffing solutions and the development of the necessary infrastructure to facilitate commercial applications on the Internet. There can be no assurance of such acceptance or infrastructure development. Failure to develop and introduce new products, functionalities and other staffing solutions in a timely fashion could have a material adverse effect on the Company's business, financial condition and results of operations.

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

    DEPENDENCE ON THIRD PARTIES

    A key element of the Company's business strategy is to develop relationships with leading industry organizations in order to increase the Company's market presence, expand distribution channels and broaden the Company's product line. The Company believes that its continued success depends in large part on its ability to maintain such relationships and cultivate additional relationships. There can be no assurance that the Company's existing strategic partners or future strategic partners will not develop and market products in direct competition with the Company or otherwise discontinue their relationships with the Company, or that the Company will be able to successfully develop additional strategic relationships.

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

    Products as complex as those offered by the Company may contain undetected errors when first introduced or when new versions are released. The Company has in the past discovered software errors in certain of its product offerings after their introduction. There can be no assurance that, despite testing by the Company errors will not occur in new products or releases after commencement of commercial shipments, resulting in adverse publicity, in loss of or delay in market acceptance, or in claims by the customer against the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations.

    MANAGEMENT OF CHANGE

    The evolution of the Company's business and expansion of the Company's customer base has resulted in substantial growth in the number of its employees, the scope of its operations and financial systems and the geographic area of its operations, resulting in increased responsibility for management personnel. The

Company's future results of operations will depend on the ability of its officers and other key employees to continue to implement its operational, customer support, and financial control systems and to expand, train, and manage its employee base. There can be no assurance that the Company will be able to manage any future expansion successfully, and any inability to do so would have a material adverse effect on the Company's business, financial condition and results of operations.

    RELIANCE ON SINGLE CLIENT INTERFACE AND SINGLE SERVER PLATFORM

    At the present time, the Company supports client (workstation) platforms utilizing Microsoft's Windows family of software products, including Windows 3.1, Windows NT and Windows 95. If Microsoft were to fundamentally change the architecture of its software product such that users of the Company's software applications experienced significant performance degradation or were rendered incompatible with future versions of Microsoft's Windows Operating System, the Company's business, financial condition and results of operations could be materially adversely effected. If a new client platform or other interface were to gain broad acceptance in the marketplace, there can be no assurance that the Company's architecture would be compatible with such an interface.

    Certain of the Company's products exclusively operate on Microsoft's NT Server and Internet Information Server (IIS) platforms. If Microsoft were to fundamentally change the architecture of its server product such that users of the Company's software applications experienced significant performance degradation or were rendered incompatible with future versions of Microsoft's NT Server or IIS, the Company's business, financial condition and results of operations could be materially adversely effected. If a new type of server were to gain broad acceptance in the marketplace, there can be no assurance that the Company's architecture would be compatible with such a server.

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

    VOLATILITY OF STOCK PRICE

    As is frequently the case with stock of high technology companies, the market price the Company's stock has been and may continue to be quite volatile. Factors such as quarterly fluctuations in results of operations, announcements of technological innovations by the Company or its competitors or the introduction of new products by the Company or its competitors, and macroeconomic conditions in the computer software industries generally, may have a significant impact on the market price of the stock of the Company. If revenue or earnings in a quarter fail to meet expectations (published or otherwise) of the investment community, there could be an immediate impact on the Company's stock price. Furthermore, the stock market has from time to time experienced extreme price and volume fluctuations which have particularly affected the market price for many high technology companies and which, on occasion, have been unrelated to the operating performance of those companies. These broad market fluctuations may materially adversely affect the market price of the stock of the Company.

    PRODUCT LIABILITY

    Although the Company has not experienced any product liability claims to date, the sale and support of products by the Company and the incorporation of products from other companies may entail the risk of product liability claims. The Company's license agreements with its customers typically contain provisions intended to limit the Company's exposure to such claims, but such provisions may not be effective in limiting the Company's exposure. A successful product liability action brought against the Company could adversely effect the Company's business, financial condition and results of operations.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item 10 is hereby incorporated by reference to the text appearing under Part I, Item 1--Business under the caption "Executive Officers and Directors" in this Report, and by reference to the information included under the headings "Information Regarding Directors", "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed by the Company within 120 days after the close of its fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item 11 is hereby incorporated by reference to the information under the heading "Executive Compensation" in the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed by the Company within 120 days after the close of its fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item 12 is hereby incorporated by reference to the information under the heading "Principal And Management Stockholders" in the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed by the Company within 120 days after the close of its fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item 13 is hereby incorporated by reference to the information under the heading "Certain Relationships and Related Transactions", if any, in the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed by the Company within 120 days after the close of its fiscal year.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)(1) FINANCIAL STATEMENTS

1.  Report of Arthur Andersen LLP dated December 16, 1998 (See Page F-2 hereof).

2. Consolidated Balance Sheets as of September 30, 1998 and 1997. (See Page F-3 hereof).

3. Consolidated Statements of Operations for the years ended September 30, 1998, 1997 and 1996 (See Page F-4 hereof).

4. Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) for the years ended September 30, 1998, 1997 and 1996. (See Page F-5 hereof).

5. Consolidated Statements of Cash Flows for the years ended September 30, 1998, 1997 and 1996. (See Page F-6 hereof).

6. Notes to Consolidated Financial Statements. (See pages F-7 through F-18 hereof).

(A)(2) FINANCIAL STATEMENT SCHEDULES

SCHEDULE NO.                                                                    DESCRIPTION
--------------------------------------------------------  --------------------------------------------------------
Schedule II                                               Valuation and Qualifying Accounts

    Other schedules are not provided because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(A)(3) EXHIBITS

    (a) Exhibits. The following is a complete list of Exhibits filed as part of this Form 10-K.

EXHIBIT NO.                                               DESCRIPTION
------------  ----------------------------------------------------------------------------------------------------
       *3.1   Form of Third Amended and Restated Certificate of Incorporation of the Company
       *3.2   Amended and Restated By-laws of the Company
       *4.1   Specimen certificate for shares of Common Stock, $.01 par value, of the Company
      *10.1   Stock Purchase Agreement dated January 5, 1994, as amended, by and between the Company and the
              Purchasers identified therein
      *10.2   Stock Redemption Agreement dated January 5, 1994 between the Company and J. Paul Costello, Lars D.
              Perkins and John P. Jopling
      *10.3   Registration Rights Agreement dated January 5, 1994 between the Company and Lars D. Perkins, J. Paul
              Costello and John P. Jopling
      *10.4   Restrac, Inc. 1994 Stock Option Plan
      *10.5   Restrac, Inc. 1996 Stock Option and Grant Plan
    ***10.6   Restrac, Inc. 1996 Employee Stock Purchase Plan
      *10.7   Paid-up Software License dated as of January 1, 1993 by and between the Company and Costello and
              Company, Inc.

EXHIBIT NO.                                               DESCRIPTION
------------  ----------------------------------------------------------------------------------------------------
     *+10.8   VAR Agreement dated November 27, 1991 between the Company and Verity, Inc. and amendments #1 and #2 thereto
     *+10.9   Value Added Reseller License Agreement dated August 31, 1992 by and between The Analytic Sciences
              Corporation and the Company and all amendments thereto
      *10.12  Form of Director's Indemnification Agreements
      *10.13  Form of Employment Agreement with Senior Management
      *10.14  Form of Addendum to Employment Agreement with Senior Management
      *10.15  Agreement Pertaining to the Election of Directors dated January 5, 1994 by Lars D. Perkins, J. Paul
              Costello and the Purchasers identified therein
      *10.16  Shareholder Agreement dated January 5, 1994 by and among the Company and the Shareholders identified therein
      *10.17  Agreement Pertaining to Certain Activities dated January 5, 1994 by and between Lars D. Perkins and the Company
      *10.18  Termination Agreement dated September 30, 1995 by and among the Company and Borwick International,
              Inc. and Irving P. Borwick
      *10.19  Finder's Fee and Non-Competition Agreement dated September 30, 1995 between the Company and Irving
              P. Borwick
    ***10.22  Lease agreement dated November 12, 1996 between Boston Properties, Inc. and the Company
    +**10.24  Amendment #3 to VAR Agreement dated November 27, 1991, between the Company and Verity, Inc.
      +10.25  Amendment #4 to VAR Agreement dated November 27, 1991, between the Company and Verity, Inc.
      +10.26  VAR Agreement dated June 25, 1998, between the Company and Prime Recognition Corporation
       11.1   Schedule regarding computation of earnings per share
    ***21.1   Subsidiaries of registrant
       23.1   Consent of Arthur Andersen LLP
       27.1   Financial Data Schedule.

*   Incorporated by reference to the specified exhibit with the corresponding
    numbers in the Company's Registration Statement on   Form S-1, as amended
    (No. 333-03521), declared effective on July 22, 1996.

** Incorporated by reference to the specified exhibit with the corresponding numbers in the Company's Annual Report on Form 10- K, filed with the Commission on December 27, 1996.

*** Incorporated by reference to the specified exhibit with the corresponding numbers in the Company's Annual Report on Form 10- K, filed with the Commission on December 27, 1997.

+  Confidential treatment requested as to portions of this document.

(b) Report on Form 8-K.

    The Company has not filed any Form 8-K's during the fourth quarter of 1998.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of December 1998.

                                By:             /s/ LARS D. PERKINS
                                     -----------------------------------------
                                                  Lars D. Perkins,
                                              CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

     /s/ LARS D. PERKINS        Director, Chief Executive
------------------------------    Officer (Principal         December 28, 1998
       Lars D. Perkins            Executive Officer)

     /s/ MARTIN J. FAHEY
------------------------------  Director, President and      December 28, 1998
       Martin J. Fahey            Chief Operating Officer

                                Chief Financial Officer
     /s/ CYNTHIA G. EADES         (Principal Financial
------------------------------    Officer and Principal      December 28, 1998
       Cynthia G. Eades           Accounting Officer)

  /s/ RUSSELL J. CAMPANELLO
------------------------------  Director                     December 28, 1998
    Russell J. Campanello

     /s/ J. PAUL COSTELLO
------------------------------  Director                     December 28, 1998
       J. Paul Costello

    /s/ A. BRUCE JOHNSTON
------------------------------  Director                     December 28, 1998
      A. Bruce Johnston

                                 RESTRAC, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                -----

Report of Independent Public Accountants...................................................................         F-2

Consolidated Balance Sheets as of September 30, 1998 and 1997..............................................         F-3

Consolidated Statements of Operations for the Years Ended September 30, 1998, 1997 and 1996................         F-4

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) for
  the Years Ended September 30, 1998, 1997 and 1996........................................................         F-5

Consolidated Statements of Cash Flows for the Years Ended
  September 30, 1998, 1997 and 1996........................................................................         F-6

Notes to Consolidated Financial Statements.................................................................         F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Restrac, Inc.:

    We have audited the accompanying consolidated balance sheets of Restrac, Inc., as of September 30, 1998 and 1997, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended September 30, 1998. These consolidated financial statements and schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Restrac, Inc. as of September 30, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles.

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

/s/ ARTHUR ANDERSEN LLP

Boston, Massachusetts
December 16, 1998

                                 RESTRAC, INC.

                          CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                 SEPTEMBER 30,
                                                                                              --------------------
                                                                                                1998       1997
                                                                                              ---------  ---------
                                           ASSETS
Current Assets:
  Cash and cash equivalents.................................................................  $   9,772  $   5,745
  Short-term investments....................................................................      6,664      9,410
  Accounts and installments receivable, less allowance for doubtful accounts of $400 and
    $320 at September 30, 1998 and 1997, respectively.......................................      7,282      5,130
  Other current assets......................................................................      1,445        780
  Refundable income taxes...................................................................        135        948
  Deferred income taxes.....................................................................        900        881
                                                                                              ---------  ---------
      Total current assets..................................................................     26,198     22,894

Long-term installments receivable, net......................................................        581     --
Property and equipment, net.................................................................      2,967      3,383
Long-term investments.......................................................................        893     --
Other assets, net...........................................................................        792        776
                                                                                              ---------  ---------
      TOTAL ASSETS..........................................................................  $  31,431  $  27,053
                                                                                              ---------  ---------
                                                                                              ---------  ---------
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of capital lease obligations..............................................  $     131  $     144
  Accounts payable..........................................................................      1,799      1,459
  Accrued expenses..........................................................................      3,272      2,523
  Deferred revenue..........................................................................      5,481      4,084
  Accrued income taxes......................................................................        211     --
                                                                                              ---------  ---------
      Total current liabilities.............................................................     10,894      8,210
                                                                                              ---------  ---------
Deferred income taxes.......................................................................         19     --
                                                                                              ---------  ---------
Deferred rent...............................................................................        195        172
                                                                                              ---------  ---------
Capital lease obligations...................................................................     --            131
                                                                                              ---------  ---------
Commitments (Note 2)
Stockholders' Equity:
  Preferred stock, $.01 par value--Authorized--5,000,000 shares, Issued and
    outstanding--none.......................................................................     --         --
  Common stock, $.01 par value--Authorized--30,000,000 shares, Issued-- 9,022,674 shares at
    September 30, 1998, 8,852,303 shares at
    September 30, 1997......................................................................         90         89
Additional paid-in capital..................................................................     19,502     19,067
Treasury stock, at cost.....................................................................       (831)      (831)
Retained earnings...........................................................................      1,562        215
                                                                                              ---------  ---------
      Total stockholders' equity............................................................     20,323     18,540
                                                                                              ---------  ---------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............................................  $  31,431  $  27,053
                                                                                              ---------  ---------
                                                                                              ---------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                                 RESTRAC, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                 YEARS ENDED SEPTEMBER 30,
                                                                             ----------------------------------
                                                                                1998        1997        1996
                                                                             ----------  ----------  ----------
Revenue:
  Product revenue..........................................................  $   16,826  $   10,783  $   13,265
  Services revenue.........................................................      14,029      11,265       8,327
                                                                             ----------  ----------  ----------
      Total revenue........................................................      30,855      22,048      21,592
                                                                             ----------  ----------  ----------
Cost of Revenue:
  Product revenue..........................................................         631         704       1,485
  Services revenue.........................................................       8,370       6,357       4,827
                                                                             ----------  ----------  ----------
      Total cost of revenue................................................       9,001       7,061       6,312
                                                                             ----------  ----------  ----------
Gross margin...............................................................      21,854      14,987      15,280
                                                                             ----------  ----------  ----------
Operating Expenses:
  Research and development.................................................       5,588       5,446       2,341
  Sales and marketing......................................................      10,613       8,703       8,004
  General and administrative...............................................       4,322       3,541       2,610
                                                                             ----------  ----------  ----------
      Total operating expenses.............................................      20,523      17,690      12,955
                                                                             ----------  ----------  ----------
Income (loss) from operations..............................................       1,331      (2,703)      2,325
Other income, net..........................................................         593         671         326
                                                                             ----------  ----------  ----------
Income (loss) before provision (benefit) for income taxes..................       1,924      (2,032)      2,651
Provision (benefit) for income taxes.......................................         577        (752)      1,167
                                                                             ----------  ----------  ----------
Net income (loss)..........................................................  $    1,347  $   (1,280) $    1,484
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------
Basic net income (loss) per common share...................................  $      .16  $     (.16) $     0.27
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------
Diluted net income (loss) per common share.................................  $      .16  $     (.16) $     0.21
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------
Basic weighted average number of common shares outstanding.................   8,273,177   8,056,272   4,646,148
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------
Diluted weighted average number of common shares outstanding...............   8,517,770   8,056,272   7,222,297
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                                 RESTRAC, INC.

       CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK

                       AND STOCKHOLDERS' EQUITY (DEFICIT)

                                 (IN THOUSANDS)

                          REDEEMABLE CONVERTIBLE
                             PREFERRED STOCK             COMMON STOCK                          TREASURY STOCK
                         ------------------------  ------------------------  ADDITIONAL   ------------------------
                           NUMBER      CARRYING      NUMBER      $.01 PAR      PAID-IN       NUMBER                  RETAINED
                          OF SHARES      VALUE      OF SHARES      VALUE       CAPITAL      OF SHARES      COST      EARNINGS
                         -----------  -----------  -----------  -----------  -----------  -------------  ---------  -----------
Balance, September 30,
  1995.................         556    $   3,842    $   4,500           45    $     161           630    $    (805)  $     241
Exercise of common
  stock options........      --           --               67            1           38        --           --          --
Purchase of treasury
  stock................      --           --           --           --           --                57          (26)     --
Accretion of
  dividends............      --              230       --           --           --            --           --            (230)
Tax benefit from stock
  options exercised....      --           --           --           --               35        --           --          --
Effect of preferred
  stock conversion.....        (556)      (4,072)       2,503           25        3,479        --           --          --
Public offering
  proceeds, net........      --           --            1,500           15       14,496        --           --          --
Compensation expense on
  warrant grants.......      --           --           --           --               14        --           --          --
Net income.............      --           --           --           --           --            --           --           1,484
                         -----------  -----------  -----------       -----   -----------          ---    ---------  -----------
Balance, September 30,
  1996.................      --           --            8,570           86       18,223           687         (831)      1,495
Exercise of common
  stock options........      --           --              265            3          208        --           --          --
Tax benefits from
  options exercised....      --           --           --           --              285        --           --          --
Employee stock purchase
  plan stock
  issuance.............      --           --               17       --               79        --           --          --
Compensation expense on
  warrant grants.......      --           --           --           --               99        --           --          --
Compensation expense on
  stock options........      --           --           --           --              173        --           --          --
Net loss...............      --           --           --           --           --            --           --          (1,280)
                         -----------  -----------  -----------       -----   -----------          ---    ---------  -----------
Balance, September 30,
  1997.................      --           --            8,852           89       19,067           687         (831)        215
Exercise of common
  stock options........      --           --              122            1          254        --           --          --
Employee stock purchase
  plan stock
  issuance.............      --           --               49       --              181        --           --          --
Net income.............      --           --           --           --           --            --           --           1,347
                         -----------  -----------  -----------       -----   -----------          ---    ---------  -----------
Balance, September 30,
  1998.................      --        $  --            9,023    $      90    $  19,502           687    $    (831)  $   1,562
                         -----------  -----------  -----------       -----   -----------          ---    ---------  -----------
                         -----------  -----------  -----------       -----   -----------          ---    ---------  -----------


                             TOTAL
                         STOCKHOLDERS'
                            EQUITY
                         -------------
Balance, September 30,
  1995.................    $    (358)
Exercise of common
  stock options........           39
Purchase of treasury
  stock................          (26)
Accretion of
  dividends............         (230)
Tax benefit from stock
  options exercised....           35
Effect of preferred
  stock conversion.....        3,504
Public offering
  proceeds, net........       14,511
Compensation expense on
  warrant grants.......           14
Net income.............        1,484
                         -------------
Balance, September 30,
  1996.................       18,973
Exercise of common
  stock options........          211
Tax benefits from
  options exercised....          285
Employee stock purchase
  plan stock
  issuance.............           79
Compensation expense on
  warrant grants.......           99
Compensation expense on
  stock options........          173
Net loss...............       (1,280)
                         -------------
Balance, September 30,
  1997.................       18,540
Exercise of common
  stock options........          255
Employee stock purchase
  plan stock
  issuance.............          181
Net income.............        1,347
                         -------------
Balance, September 30,
  1998.................    $  20,323
                         -------------
                         -------------

  The accompanying notes are an integral part of these consolidated financial statements.

                                 RESTRAC, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                     YEARS ENDED SEPTEMBER 30,
                                                                                  --------------------------------
                                                                                    1998        1997       1996
                                                                                  ---------  ----------  ---------
Cash Flows from Operating Activities:
  Net income (loss).............................................................  $   1,347  $   (1,280) $   1,484
Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities--
  Depreciation and amortization.................................................      1,694       1,245        861
  Provision for doubtful accounts...............................................        495          15        201
  Deferred income taxes, net....................................................     --            (110)       (70)
  Deferred rent.................................................................         23         172        (45)
  Compensation expense on stock options and warrant grants......................     --             272         14
  Changes in assets and liabilities--
    Accounts and installments receivable........................................     (2,647)     (1,758)      (102)
    Other current assets........................................................       (665)       (482)       225
    Refundable income taxes.....................................................        813        (948)    --
    Long-term installments receivable...........................................       (581)     --         --
    Accounts payable............................................................        340         888        (15)
    Accrued expenses............................................................        749        (930)       589
    Deferred revenue............................................................      1,397         943        615
    Accrued income taxes........................................................        211        (168)        41
                                                                                  ---------  ----------  ---------
      Net cash provided by (used in) operating activities.......................      3,176      (2,141)     3,798
                                                                                  ---------  ----------  ---------
Cash Flows from Investing Activities:
  Purchases of property and equipment...........................................     (1,278)     (2,877)      (928)
  Maturities and purchases of short-term investments, net.......................      2,746      (9,410)    --
  Purchase of long-term investments.............................................       (893)     --         --
  Increase in other assets......................................................        (16)       (743)       (19)
                                                                                  ---------  ----------  ---------
      Net cash provided by (used in) investing activities.......................        559     (13,030)      (947)
                                                                                  ---------  ----------  ---------
Cash Flows from Financing Activities:
  Payments of capital lease obligations.........................................       (144)        (27)        (9)
  Net proceeds from initial public offering of common stock.....................     --          --         14,511
  Proceeds from exercise of common stock options................................        255         211         38
  Proceeds from employee stock purchase plan stock issuance.....................        181          79     --
  Tax benefit of stock options exercised........................................     --             285         35
  Purchase of treasury stock....................................................     --          --            (25)
                                                                                  ---------  ----------  ---------
      Net cash provided by financing activities.................................        292         548     14,550
                                                                                  ---------  ----------  ---------
Net increase (decrease) in Cash and Cash Equivalents............................      4,027     (14,623)    17,401
                                                                                  ---------  ----------  ---------
Cash and Cash Equivalents, beginning of period..................................      5,745      20,368      2,967
                                                                                  ---------  ----------  ---------
Cash and Cash Equivalents, end of period........................................  $   9,772  $    5,745  $  20,368
                                                                                  ---------  ----------  ---------
                                                                                  ---------  ----------  ---------
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for
    Interest....................................................................  $      19  $        5  $      16
                                                                                  ---------  ----------  ---------
    Income taxes................................................................  $     379  $      442  $     893
                                                                                  ---------  ----------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                                 RESTRAC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(1) OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

    The Company designs, develops, markets, implements and supports human resource staffing software and services to automate the recruitment, selection and placement of an organization's workforce. The Company's staffing software enables organizations to strategically manage their human capital by reducing hiring and placement costs, decreasing time to fill positions and providing more effective skills management and worker deployment. The Company's products provide human resource departments with solutions to quickly and efficiently build and search comprehensive "pools" of resumes to find the workers they need, while also managing the workflow of the staffing process.

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

    Installments receivable represent the present value of future payments related to the financing of noncancelable term license agreements that provide for payment in installments over a five-year period. A portion of each installment is recognized as interest income in the accompanying consolidated statements of operations.

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

                               SEPTEMBER 30, 1998

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(1) OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (B) RESEARCH AND DEVELOPMENT COSTS

    Research and development costs are generally charged to operations as incurred. Statement of Financial Accounting Standards (SFAS) No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have not been material. For the years ended September 30, 1998, 1997 and 1996, all research and development costs have been expensed.

    (C) CASH AND CASH EQUIVALENTS

    Cash equivalents are recorded at amortized cost and consist of highly liquid investments with original maturities of three months or less. At September 30, 1998 and 1997, cash and cash equivalents consisted of the following:

                                                                                SEPTEMBER 30,
                                                                             --------------------
                                                                               1998       1997
                                                                             ---------  ---------
Cash and money market funds................................................  $   2,273  $   1,795
Municipal securities.......................................................      7,499      3,950
                                                                             ---------  ---------
                                                                             $   9,772  $   5,745
                                                                             ---------  ---------
                                                                             ---------  ---------

    (D) SHORT- AND LONG- TERM INVESTMENTS

    Short-term investments of $6,664 and $9,410 at September 30, 1998 and 1997, respectively, consist of investments with original maturities between three and twelve months. Long-term investments of $893 and $0 at September 30, 1998 and 1997, respectively, consist of investments that will mature greater than twelve months from the balance sheet date. The average maturities of these long-term investments are 15.5 months. The Company classifies these short-and long-term investments as held-to-maturity, and accordingly, they are carried at amortized cost, which approximates fair market value. These investments consist of municipal debt securities.

    (E) OTHER CURRENT ASSETS

    Other current assets primarily consist of prepaid operating expenses. The Company capitalizes prepaid expenses and amortizes them over the applicable period of their use. Prepaid expenses amounted to $1,378 and $721 at September 30, 1998 and 1997, respectively.

                                 RESTRAC, INC.

                               SEPTEMBER 30, 1998

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(1) OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (F) PROPERTY AND EQUIPMENT

    The Company records property and equipment at cost and provides for depreciation and amortization on a straight-line basis over the estimated useful lives of the assets, as follows:

                                                                               SEPTEMBER 30,
                                                              ESTIMATED     --------------------
ASSET CLASSIFICATION                                         USEFUL LIFE      1998       1997
---------------------------------------------------------  ---------------  ---------  ---------
Office equipment.........................................    3--5 Years     $   6,317  $   5,117
Furniture and fixtures...................................    3--7 Years           636        610
Leasehold improvements...................................   Life of Lease         277        358
Equipment under capital lease............................      3 Years            369        369
                                                                            ---------  ---------
                                                                                7,599      6,454
Less--Accumulated depreciation and amortization..........                       4,632      3,071
                                                                            ---------  ---------
                                                                            $   2,967  $   3,383
                                                                            ---------  ---------
                                                                            ---------  ---------

    Depreciation and amortization expense for the years ended September 30, 1998, 1997, and 1996 amounted to approximately $1,694, $1,245 and $861, respectively.

    (G) INCOME TAXES

    The Company accounts for income taxes in accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES. Under SFAS No. 109, a deferred tax asset or liability is measured by the currently enacted tax rates applied to the differences between the financial statement and tax bases of assets and liabilities.

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

    (I) CONCENTRATION OF CREDIT RISK

    The Company has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company places its cash, cash equivalents and short-and long-term investments in highly rated institutions or securities. The Company's accounts receivable credit risk is not concentrated within any geographical area, and no single customer accounts for greater than 10% of total revenue or represents a significant credit risk to the Company.

    (J) POSTRETIREMENT BENEFITS

    The Company offers no postretirement benefits.

                                 RESTRAC, INC.

                               SEPTEMBER 30, 1998

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(1) OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (K) NET INCOME (LOSS) PER SHARE

    SFAS No. 128, EARNINGS PER SHARE, establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. In accordance with SFAS No. 128, basic net income (loss) per share for 1998 and 1997 is calculated by dividing net income
(loss) by the weighted average number of common shares outstanding for those periods. Basic net income per common share for 1996 is calculated by dividing net income applicable to common stockholders, defined as net income decreased by accreted dividends on preferred stock, by the weighted average number of common shares outstanding for that period. Diluted net income (loss) per share is calculated by dividing net income (loss) by the diluted weighted average number of common shares outstanding for all periods presented. The Company has applied the provisions of SFAS No. 128 and Staff Accounting Bulletin (SAB) No. 98 retroactively to all periods presented. The following table reconciles the weighted average common shares outstanding to the shares used in computation of diluted weighted average common shares outstanding:

                                                             YEARS ENDED SEPTEMBER 30,
                                                         ----------------------------------
                                                            1998        1997        1996
                                                         ----------  ----------  ----------
Weighted average common shares outstanding.............   8,273,177   8,056,272   4,646,148
Dilutive effect of options.............................     244,593      --         525,995
Conversion of preferred stock..........................      --          --       2,050,154
                                                         ----------  ----------  ----------
Diluted weighted average common shares outstanding.....   8,517,770   8,056,272   7,222,297

    As of September 30, 1998, 1997 and 1996, 356,250, 1,003,123, and 0 potential common shares were outstanding, respectively, but not included in the above calculation as their effect would have been antidilutive.

    (L) STOCK-BASED COMPENSATION

    In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. The Company determined that it will continue to account for employee stock-based compensation under Accounting Principles Board Opinion No. 25 and, pursuant to SFAS 123, has disclosed the pro forma effect on net income or loss and per share amounts in the notes to the consolidated financial statements using the fair value-based method for the fiscal years ended September 30, 1998 and 1997.

    (M) NEW ACCOUNTING STANDARDS

    In June 1998, the FASB issued SFAS No.133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 is effective for fiscal years beginning after December 15, 1999. The Company does not expect adoption of this statement to have a material impact on its consolidated financial position or results of operations.

                                 RESTRAC, INC.

                               SEPTEMBER 30, 1998

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(1) OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (N) FINANCIAL INSTRUMENTS

    The estimated fair value of the Company's financial instruments, which include cash equivalents, short- and long-term investments and accounts and installments receivable, approximates their carrying value.

    (O) NONCASH INVESTING AND FINANCING ACTIVITIES

    Noncash investing and financing activities include a $246 increase in equipment under capital leases for the fiscal year ended September 30, 1997 and tax benefit of stock options exercised of $285 for the year ended September 30, 1997. For the years ended September 30, 1998, 1997 and 1996, additional noncash investment and financing activities included the issuance of warrants of $0, $99 and $14 and dividend accretion in the amount of $0, $0 and $229, respectively.

    (P) RECLASSIFICATIONS

    Certain reclassifications have been made to the fiscal 1997 consolidated financial statements to conform to the fiscal 1998 presentation. Such reclassifications have no effect on previously reported net income.

(2) LEASE COMMITMENTS

    The Company's corporate headquarters are located in Lexington, Massachusetts, where it currently occupies approximately 60,000 square feet of office space under a lease expiring in December 2003. The Company also has regional sales and service offices in Foster City, California and Chicago, where it occupies approximately 6,000 square feet in both locations, under leases expiring in January and February of 2002, respectively. In addition, the Company leases office space for its sales representatives in Dallas, Reading, U.K., Seattle and Toronto, Ontario.

    Capital lease obligations consist of amounts due under an equipment lease agreement expiring in July 1999. At September 30, 1998, the cost and accumulated depreciation of the related equipment was $246 and $96, respectively.

                                 RESTRAC, INC.

                               SEPTEMBER 30, 1998

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(2) LEASE COMMITMENTS (CONTINUED)
    Future minimum rental payments as of September 30, 1998 under both the operating and capital leases, are shown in the following table:

                                                                         CAPITAL     OPERATING
                                                                          LEASES      LEASES
                                                                        ----------  -----------
1999..................................................................  $      137   $   1,739
2000..................................................................      --           1,773
2001..................................................................      --           1,776
2002..................................................................      --           1,601
2003..................................................................      --           1,502
Thereafter............................................................      --             626
                                                                        ----------  -----------
                                                                               137       9,017
  Less--sublease rental income........................................      --             271
  Less--amounts representing interest.................................           6      --
                                                                        ----------  -----------
Present value of minimum lease payments...............................  $      131   $   8,746
                                                                        ----------  -----------
                                                                        ----------  -----------

    Aggregate net rental expense included in the accompanying statements of income for the fiscal years ended September 30, 1998, 1997 and 1996 is approximately $1,713, $1,496 and $542, respectively.

    Leases with escalating rents or free rent periods are expensed on a straight-line basis over the fixed term of the lease. Deferred rent of approximately $195 and $172 is included in the accompanying consolidated balance sheets at September 30, 1998 and 1997, respectively.

(3) REDEEMABLE CONVERTIBLE PREFERRED STOCK

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

    During the fiscal year ended September 30, 1996, the carrying value of the Preferred Stock was increased by accreted dividends of $230. Accreted dividends were charged to retained earnings in the accompanying consolidated financial statements. In October 1996, the Company paid $569 of accrued dividends to the preferred stockholders.

(4) STOCKHOLDERS' EQUITY

    (A) AUTHORIZED CAPITAL STOCK

    On June 5, 1996, the Company filed a Second Amended and Restated Certificate of Incorporation, which provided for, among other things (i) an increase in the number of authorized shares of Common Stock, par value $.01 per share of the Corporation, to 30,000,000 shares (ii) the authorization of 556,155

                                 RESTRAC, INC.

                               SEPTEMBER 30, 1998

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(4) STOCKHOLDERS' EQUITY (CONTINUED)
shares of Redeemable Convertible Preferred Stock, par value $.01 per share, and 5,000,000 shares of undesignated preferred stock, par value $.01 per share.

    (B) STOCK DIVIDEND

    On May 8, 1996, the Board of Directors approved a three-for-two stock split, effected in the form of a stock dividend. Accordingly, all shares of common stock, options to purchase common stock and the conversion ratio of the Preferred Stock have been retroactively adjusted to reflect this stock split in the accompanying fiscal 1996 consolidated statement of changes in redeemable convertible preferred stock and stockholders' equity (deficit).

    (C) INITIAL PUBLIC OFFERING

    On July 26, 1996, the Company completed its initial public offering of common stock. The Company sold 1,500,000 shares of common stock at $11.00 per share, which generated proceeds of $14,511, net of issuance costs of $834.

    (D) EMPLOYEE STOCK PURCHASE PLAN

    On May 8, 1996, the Board of Directors authorized the 1996 Employee Stock Purchase Plan (the Employee Plan). Under the Employee Plan, the Company may issue up to an aggregate of 400,000 shares of common stock to employees at 85% of the lower of the fair market value of the common stock on the first or last day of each six-month purchase period. During fiscal 1998, 1997 and 1996, 48,956, 17,126 and 0 shares, respectively, were issued pursuant to the plan. On October 1, 1998, 19,194 shares of common stock were issued pursuant to the Employee Plan.

    (E) STOCK OPTION PLANS

    The Company has two stock option plans, the 1994 Stock Option Plan (the 1994
Plan) and the 1996 Stock Option and Grant Plan (the 1996 Plan). The 1994 and 1996 Plans enable the Company's Board of Directors to grant nonqualified and incentive stock options (ISOs) and shares of Common Stock. ISOs are granted at the then fair market value. Under the terms of the 1994 and 1996 Plans, options generally vest over four years and expire ten years after the date of grant.

    The 1994 and 1996 Plans are administered by the Compensation Committee as appointed by the Board of Directors from time to time. On December 18, 1997, the Company amended the 1996 Plan to increase the number of shares available for grant to 1,708,156 shares of common stock. A total of 641,844 shares of common stock are reserved for issuance under the 1994 Plan as amended.

    In connection with a software development agreement, the Company granted to a third party warrants to purchase 66,000 shares of common stock in July 1996 at $11.00 per share. The warrants vest upon completion of certain events. At the time of issuance, the fair value of the warrants was estimated at approximately $85. For fiscal 1996, $14 was charged to cost of product revenue and additional paid-in capital. The warrants were canceled and reissued at a price of $4.38 per share in January 1997. The

                                 RESTRAC, INC.

                               SEPTEMBER 30, 1998

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(4) STOCKHOLDERS' EQUITY (CONTINUED)
Company recorded a charge of $99 in fiscal 1997, representing the revised fair market value of the warrants, as calculated using the Black-Scholes option pricing model in accordance with SFAS No. 123.

    Stock option activity for the 1994 and 1996 Plans is as follows:

                                                                                  WEIGHTED
                                                 NUMBER OF    OPTION PRICE         AVERAGE
                                                   SHARES       PER SHARE      PRICE PER SHARE
                                                 ----------  ---------------  -----------------
Outstanding, September 30, 1995................     601,368  $   0.44--$2.00      $    0.82
  Granted......................................     347,280      2.00--19.75           9.52
  Exercised....................................     (67,015)      0.44--2.00           1.45
  Canceled.....................................     (79,342)      0.44--2.00           4.15
                                                 ----------  ---------------          -----
Outstanding, September 30, 1996................     802,291      0.44--19.75           4.59
                                                 ----------  ---------------          -----
  Granted......................................   1,116,725      2.88--17.00           4.75
  Exercised....................................    (265,466)      0.44--3.88           0.81
  Canceled.....................................    (650,427)     0.44--19.75           7.57
                                                 ----------  ---------------          -----
Outstanding, September 30, 1997................   1,003,123      0.44--17.00           3.87
                                                 ----------  ---------------          -----
  Granted......................................     363,700       5.63--8.25           6.15
  Exercised....................................    (121,415)      0.44--4.67           2.10
  Canceled.....................................    (152,157)      0.44--8.25           4.05
                                                 ----------  ---------------          -----
Outstanding, September 30, 1998................   1,093,251  $  0.44--$17.00      $    4.80
                                                 ----------  ---------------          -----
                                                 ----------  ---------------          -----
Vested, September 30, 1998.....................     295,473  $  0.44--$17.00      $    3.88
                                                 ----------  ---------------          -----
                                                 ----------  ---------------          -----

    The weighted-average fair value of the options granted was $4.60, $3.09 and $6.21 for the years ended September 30, 1998, 1997 and 1996, respectively.

    The following table summarizes significant ranges of outstanding and exercisable options at September 30, 1998.

                       OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
------------------------------------------------------------------  --------------------------
                                     WEIGHTED          WEIGHTED                    WEIGHTED
                                      AVERAGE           AVERAGE                     AVERAGE
    RANGES OF        NUMBER          REMAINING         EXERCISE       NUMBER       EXERCISE
 EXERCISE PRICES   OUTSTANDING   CONTRACTUAL LIFE        PRICE      EXERCISABLE      PRICE
-----------------  -----------  -------------------  -------------  -----------  -------------
$0.00--$1.97......     24,750              6.2         $    0.44        22,358     $    0.44
1.98--3.95.......     348,401              7.8              3.55       169,409          3.52
3.96--5.92.......     468,750              8.7              4.92        98,459          4.70
5.93--7.90.......     221,750              9.0              6.18             0          0.00
7.91--9.87.......      18,600              9.5              8.25             0          0.00
9.88--11.85......       3,500              7.6             11.00         1,968         11.00
15.80--17.78.....       7,500              8.0             17.00         3,279         17.00
                   -----------                                      -----------
                    1,093,251                                          295,473

                                 RESTRAC, INC.

                               SEPTEMBER 30, 1998

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(4) STOCKHOLDERS' EQUITY (CONTINUED)
    The weighted-average fair value of the shares issued under the Employee Plan was $3.70 and $3.49 for the years ended September 30, 1998 and 1997, respectively.

    The fair value of the stock awards, including the options granted under the 1994 Plan and the 1996 Plan, and the shares issued under the Employee Plan, was estimated using the Black-Scholes model with the following weighted average assumptions:

                                                                   1998       1997       1996
                                                                 ---------  ---------  ---------
Expected life..................................................    7 years    6 years    6 years
Risk free interest rate........................................       5.59%      6.30%      6.31%
Volatility.....................................................       80.0%      65.0%      65.0%
Dividend yield.................................................        0.0%       0.0%       0.0%

    Stock-based compensation expense would have decreased net income and increased net loss by $1,027, $220 and $0 in 1998, 1997 and 1996, respectively ($.12, $.03 and $.00 per basic and diluted share, respectively) if the fair values of the options granted and stock issued had been recognized as compensation expense. The pro forma effect on net income and loss for 1998, 1997 and 1996 is not representative of the pro forma effect on net income in future years, because it does not take into consideration pro forma compensation expense related to grants made prior to fiscal year 1996.

(5) INCOME TAXES

    The provision (benefit) for income taxes in the accompanying consolidated statements of operations consists of the following for the fiscal years ended September 30, 1998, 1997 and 1996:

                                                                        1998       1996       1997
                                                                      ---------  ---------  ---------
Current--
  Federal...........................................................  $     557  $    (658) $     969
  State.............................................................         20         16        267
                                                                      ---------  ---------  ---------
                                                                            577       (642)     1,236
                                                                      ---------  ---------  ---------
Deferred............................................................     --
  Federal...........................................................     --            (85)       (50)
  State.............................................................     --            (25)       (19)
                                                                      ---------  ---------  ---------
                                                                         --           (110)       (69)
                                                                      ---------  ---------  ---------
      Total provision (benefit).....................................  $     577  $    (752) $   1,167
                                                                      ---------  ---------  ---------
                                                                      ---------  ---------  ---------

                                 RESTRAC, INC.

                               SEPTEMBER 30, 1998

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(5) INCOME TAXES (CONTINUED)
    The deferred tax amounts as of September 30, 1998 and 1997 are as follows:

                                                                                 1998       1997
                                                                               ---------  ---------
Deferred tax asset--
  Nondeductible reserves.....................................................  $     667  $     385
  Deferred revenue...........................................................        259        347
  Buyout of distribution rights..............................................        159        174
  Research and development credit............................................     --            160
                                                                               ---------  ---------
      Total gross deferred tax asset.........................................      1,085      1,066
Less--Valuation allowance....................................................        185        185
                                                                               ---------  ---------
      Net deferred tax asset.................................................  $     900  $     881
                                                                               ---------  ---------
                                                                               ---------  ---------
Deferred tax liability.......................................................  $      19  $  --
                                                                               ---------  ---------
                                                                               ---------  ---------

    The Company had a valuation allowance of $185 against its gross deferred tax asset at September 30, 1998 and 1997. The valuation allowance at September 30, 1998 and 1997 was established due to management's estimate that it was more likely than not that a benefit of the buyout of distribution rights would not be realized in the future. At September 30, 1998 and 1997, the Company had refundable income taxes of $135 and $948, respectively, related to the carryback of taxable losses to prior periods.

    The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows:

                                                                        1998       1997       1996
                                                                      ---------  ---------  ---------
Provision (benefit) at federal statutory rate.......................       34.0%     (34.0)%      34.0%
State income tax, net of federal benefit............................        6.3       (6.3)       6.3
Tax exempt interest income..........................................       (8.3)    --         --
Tax effect of equity transaction (Note 4(e))........................     --         --            3.0
Other, net..........................................................       (2.0)       3.3         .2
                                                                            ---  ---------        ---
      Effective tax rate............................................       30.0%     (37.0)%      43.5%
                                                                            ---  ---------        ---
                                                                            ---  ---------        ---

(6) EMPLOYEE BENEFIT PLAN

    The Company maintains an employee benefit plan (the Benefit Plan) under
Section 401(k) of the Internal Revenue Code. The Benefit Plan is available to all full-time U.S. employees. The Benefit Plan allows for employees to make contributions up to a specified percentage of their compensation. Under the Benefit Plan, the Company makes discretionary contributions, which for the fiscal year ended September 30, 1997 was a match of 20% of the employees' contributions up to a maximum annual match of 5% of each employee's salary. In September 1997, the Company's discretionary contribution was amended to a match of 50% of the employees' contributions up to a maximum annual match of 3% of each employee's salary. The Company contributed approximately $154, $85 and $53 during the fiscal years ended September 30, 1998, 1997 and 1996, respectively.

                                 RESTRAC, INC.

                               SEPTEMBER 30, 1998

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(7) ACCRUED EXPENSES

    Accrued expenses at September 30, 1998 and 1997 consist of the following:

                                                                               1998       1997
                                                                             ---------  ---------
Payroll and payroll-related costs..........................................  $   1,913  $   1,029
Buyout of distribution rights..............................................         50        176
Other accrued expenses.....................................................      1,309      1,318
                                                                             ---------  ---------
                                                                             $   3,272  $   2,523
                                                                             ---------  ---------
                                                                             ---------  ---------

(8) OTHER INCOME

    Other income consists of the following:

                                                                          1998       1997       1996
                                                                        ---------  ---------  ---------
Interest income.......................................................  $     651  $     677  $     331
Interest expense......................................................        (19)        (5)       (16)
Other.................................................................        (39)        (1)        11
                                                                        ---------  ---------  ---------
                                                                        $     593  $     671  $     326
                                                                        ---------  ---------  ---------
                                                                        ---------  ---------  ---------

(9) BUSINESS SEGMENT INFORMATION

    Effective for the year ended September 30, 1998, the Company adopted SFAS 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which requires disclosure of financial and descriptive information about the Company's reportable operating segments. The operating segments reported below are the segments for which separate financial information is available and for which operating profit/loss amounts are evaluated regularly by senior management in deciding how to allocate resources and in assessing performance.

    The Company has two reportable segments: enterprise software solutions and internet and transaction-based solutions, the latter of which started to emerge in fiscal 1997 with the offering of outsourced services (e.g., resume scanning, acknowledgement letters) and the research and development activities undertaken for this segment. The Internet and transaction-based solutions segment provides outsourced management of private candidate pools via RESTRAC WEBHIRE, subscription services to public pools and job-posting sites, resume scanning, reference checking and other fee-based staffing functions. The enterprise software solutions segment provides perpetual licenses to the Company's software products and the related maintenance, training, implementation and consulting services in support of such licenses.

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Expenses related to general corporate functions such as Information Technology, Finance and Human Resources, and general and administrative costs such as depreciation, rent and utilities are allocated to the reportable segments based on relative headcount as a basis of relative usage. Income tax provision (benefit) is allocated to the reportable segments in deriving segment profit (loss) based on each segment's pro rata income or loss before income tax provision (benefit). The Company has no intersegment sales and transfers, and does not allocate assets to the operating segments.

                                 RESTRAC, INC.

                               SEPTEMBER 30, 1998

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(9) BUSINESS SEGMENT INFORMATION (CONTINUED)
    The Company's reportable segments are strategic business units that offer different solutions tailored to a customer's needs. They are managed separately because each business requires different technology and sales and marketing strategies.

                                                                               YEAR ENDED SEPTEMBER 30, 1998:
                                                                    ----------------------------------------------------
                                                                    INTERNET AND  ENTERPRISE
                                                                    TRANSACTIONS   SOFTWARE       OTHER     CONSOLIDATED
                                                                    ------------  -----------  -----------  ------------
Total Revenue.....................................................   $    2,117    $  28,738    $      --    $   30,855
Research & Development                                               $    1,608    $   3,980    $      --    $    5,588
Depreciation and Amortization.....................................   $      218    $   1,476    $      --    $    1,694
Other Income, Net.................................................   $   --        $  --        $     593    $      593
Segment Profit (Loss).............................................   $   (1,821)   $   2,579    $     589    $    1,347

                                                                               YEAR ENDED SEPTEMBER 30, 1997:
                                                                    ----------------------------------------------------
                                                                    INTERNET AND  ENTERPRISE
                                                                    TRANSACTIONS   SOFTWARE       OTHER     CONSOLIDATED
                                                                    ------------  -----------  -----------  ------------
Total Revenue.....................................................   $      810    $  21,238    $      --    $   22,048
Research & Development............................................   $    1,818    $   3,628    $      --    $    5,446
Depreciation and Amortization.....................................   $      120    $   1,125    $      --    $    1,245
Other Income, Net.................................................   $   --        $  --        $     671    $      671
Segment Profit (Loss).............................................   $   (1,393)   $    (555)   $     668    $   (1,280)

(10) SUBSEQUENT EVENT

    On November 18, 1998, the Company acquired certain assets and assumed certain obligations of the Junglee Employment Services business of Amazon.com. In exchange for cash of $6 million and 1,670,273 shares of Restrac common stock, Restrac received exclusive rights to Junglee's online recruitment technologies. Restrac also acquired Junglee's Internet production sites and will manage and develop the employer and career site business relationships established by Junglee. Restrac did not retain any Junglee personnel in connection with the transaction.

    The allocation of purchase price among the assets acquired and liabilities assumed will be determined during fiscal 1999 when appraisals, other studies and additional information become available.

    As this acquisition does not represent the acquisition of a business, separate entity or subsidiary of the seller as anticipated by Regulation S-X, and since there are no historical financial statements related thereto, no financial statements are required or included herein.

                                                                     SCHEDULE II

                                 RESTRAC, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                   YEARS ENDED SEPTEMBER 30, 1998, 1997, 1996

                                                                    BALANCE,
                                                                  BEGINNING OF       CHARGED                    BALANCE,
ALLOWANCE FOR DOUBTFUL ACCOUNTS                                       YEAR         TO EXPENSE    WRITE-OFFS    END OF YEAR
---------------------------------------------------------------  ---------------  -------------  -----------  -------------
Year ended September 30, 1998..................................     $     320       $     495     $     415     $     400
Year ended September 30, 1997..................................     $     350       $      15     $      45     $     320
Year ended September 30, 1996..................................     $     300       $     201     $     151     $     350