Form 10-Q
period 1998-12-31
RESTRAC INC
filed 1999-02-16
CIK 1013322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

         For the quarterly period ended: DECEMBER 31, 1998

                                       or

[ ] Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                   For the transition period from_____to_____

                         Commission File Number: 0-20735


                                  RESTRAC, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                               ------------------

                   DELAWARE                                04-2935271
       (State or other jurisdiction of         (IRS Employer Identification No.)
        incorporation or organization)

              91 HARTWELL AVENUE
                LEXINGTON, MA                                02421
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

                               Yes   X   No
                                   -----    -----
     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                               TITLE OF EACH CLASS
                               -------------------

      Common stock, $.01 par value, shares outstanding at January 31, 1999:
10,028,450 shares.

                                  RESTRAC, INC.
                                      INDEX


PART I - FINANCIAL INFORMATION


                                                                             Page
                                                                             -----
Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets at December 31, 1998
         and September  30, 1998                                                 3

         Consolidated Statements of Operations for the three months ended
         December 31, 1998 and December 31, 1997                                 4

         Consolidated Statements of Cash Flows for the three months ended
         December 31, 1998 and December 31, 1997                                 5

         Notes to Consolidated Financial Statements                              6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                    10

Item 3.  Quantitative and Qualitative Disclosure About Market Risk              19

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                      20

Item 2.  Changes in Securities                                                  20

Item 3.  Defaults upon Senior Securities                                        20

Item 4.  Submission of  Matters to a Vote of Security Holders                   20

Item 5.  Other Information                                                      20

Item 6.  Exhibits and Reports on Form 8-K                                       20

PART III  - SIGNATURES                                                          21

Exhibit #10.27                                                                  22

Exhibit #27.1                                                                   51


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                                  RESTRAC, INC.

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                              DECEMBER 31, SEPTEMBER 30,
                                                                                 1998          1998
                                                                              -----------  ------------
                                                                              (UNAUDITED)
                                   ASSETS
Current Assets:
  Cash and cash equivalents ................................................   $  2,140    $  9,772
  Short-term investments....................................................      5,870       6,664
  Accounts and installments receivable, less allowance for doubtful accounts
     of $400 at December 31, 1998 and September 30, 1998 ...................      6,571       7,282
 Other current assets ......................................................      2,237       1,445
 Refundable income taxes....................................................        135         135
 Deferred income taxes .....................................................      1,083         900
                                                                               --------    --------
          Total current assets .............................................     18,036      26,198
                                                                               --------    --------
Long-term installments receivable, net .....................................        548         581
Property and equipment, net ................................................      3,357       2,967
Long-term investments ......................................................        590         893
Junglee investment, net ....................................................     14,669          --
Other assets, net ..........................................................        553         792
                                                                               --------    --------
          TOTAL ASSETS .....................................................   $ 37,753    $ 31,431
                                                                               --------    --------
                                                                               --------    --------
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of capital lease obligations .............................   $     93    $    131
  Accounts payable .........................................................      1,779       1,799
  Accrued expenses .........................................................      2,642       3,272
  Deferred revenue .........................................................      5,893       5,481
  Accrued income taxes .....................................................         56         211
                                                                               --------    --------
          Total current liabilities ........................................     10,463      10,894
                                                                               --------    --------
Deferred income taxes ......................................................         19          19
                                                                               --------    --------
Deferred rent ..............................................................        201         195
                                                                               --------    --------
Stockholders' Equity:
  Preferred stock, $.01 par value -- Authorized -- 5,000,000 shares,
     Issued and outstanding -- none ........................................         --          --
  Common stock, $.01 par value -- Authorized -- 30,000,000 shares,
     Issued -- 10,714,819 shares at December 31, 1998,
     9,022,674 shares at September 30, 1998 ................................        107          90
Additional paid-in capital .................................................     28,082      19,502
Treasury stock, at cost ....................................................       (831)       (831)
Retained (deficit) earnings ................................................       (288)      1,562
                                                                               --------    --------
          Total stockholders' equity .......................................     27,070      20,323
                                                                               --------    --------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......................   $ 37,753    $ 31,431
                                                                               --------    --------
                                                                               --------    --------


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                       FINANCIAL STATEMENTS.

                                  RESTRAC, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                     THREE MONTHS ENDED
                                                                                         DECEMBER 31,
                                                                                 -----------------------------
                                                                                    1998             1997
                                                                                 ------------     ------------
  Revenue:
    Product revenue........................................................      $      2,500     $      4,022
    Services revenue.......................................................             3,902            2,974
                                                                                 ------------     ------------
            Total revenue..................................................             6,402            6,996
                                                                                 ------------     ------------
  Cost of Revenue:
    Product revenue........................................................               227              124
    Services revenue.......................................................             2,146            2,071
                                                                                 ------------     ------------
            Total cost of revenue..........................................             2,373            2,195
                                                                                 ------------     ------------
  Gross margin.............................................................             4,029            4,801
                                                                                 ------------     ------------
  Operating Expenses:
    Research and development...............................................             1,425            1,265
    Sales and marketing....................................................             3,027            2,566
    General and administrative.............................................             1,133              942
    Amortization of Junglee investment.....................................               638               --
                                                                                 ------------     ------------
            Total operating expenses.......................................             6,223            4,773
                                                                                 ------------     ------------
  (Loss) income from operations............................................            (2,194)              28
  Other income, net........................................................               161              143
                                                                                 ------------     ------------
  (Loss) income before (benefit) provision for income taxes................            (2,033)             171
  (Benefit) provision for income taxes ....................................              (183)              68
                                                                                 -------------    ------------
  Net (loss) income .......................................................      $     (1,850)    $        103
                                                                                 -------------    ------------
                                                                                 -------------    ------------
  Basic net (loss) income per common share ................................      $       (.20)    $        .01
                                                                                 -------------    ------------
                                                                                 -------------    ------------
  Diluted net (loss) income per common share...............................      $       (.20)    $        .01
                                                                                 -------------    ------------
                                                                                 -------------    ------------
  Basic weighted average number of common shares outstanding...............         9,136,474        8,202,461
                                                                                 -------------    ------------
                                                                                 -------------    ------------
  Diluted weighted average number of common shares outstanding.............         9,136,474        8,557,667
                                                                                 -------------    ------------
                                                                                 -------------    ------------




        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                                  RESTRAC, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                   DECEMBER 31,
                                                          ----------------------------
                                                               1998           1997
                                                          -------------- -------------
   Cash Flows from Operating Activities:
     Net (loss) income .................................  $    (1,850)   $      103
   Adjustments to reconcile net (loss) income to  net
     cash (used in) provided by operating activities --
        Depreciation and amortization...................        1,100           425
        Deferred income taxes,net ......................         (183)           --
        Deferred rent ..................................            6             6
        Changes in assets and liabilities
          Accounts and installments receivable, net ....          711           113
          Other current assets .........................         (792)         (129)
          Refundable income taxes ......................                         (9)
          Long-term installments receivable ............           33            --
          Accounts payable .............................          (20)         (586)
          Accrued expenses .............................         (630)          (62)
          Deferred revenue .............................          412           313
          Accrued income taxes .........................         (155)           68
                                                          -----------    ----------
             Net cash (used in) provided by
              operating activities......................       (1,368)          242
                                                          -----------    ----------
     Cash Flows from Investing Activities:
     Investment in Junglee .............................       (6,778)           --
     Purchases of property and equipment ...............         (852)         (292)
     Maturities and purchases of short-term
       investments, net ................................          794           269
     Maturities and purchases of long-term
       investments, net.................................          303        (2,010)
     Change in other assets ............................          239            (5)
                                                          -----------    ----------
             Net cash used in investing activities .....       (6,294)       (2,038)
                                                          -----------    ----------
   Cash Flows from Financing Activities:
     Payments of capital lease obligations .............          (38)          (34)
     Proceeds from exercise of common stock options ....            9            63
     Proceeds from employee stock purchase plan
       stock issuance...................................           59            75
                                                          -----------    ----------
             Net cash provided by financing activities .           30           104
                                                          -----------    ----------
   Net decrease in Cash and Cash Equivalents ...........       (7,632)       (1,692)
                                                          -----------    ----------
   Cash and Cash Equivalents, beginning of period.......        9,772         5,745
                                                          -----------    ----------
   Cash and Cash Equivalents, end of period ............  $     2,140    $    4,053
                                                          -----------    ----------
                                                          -----------    ----------
   Supplemental Disclosure of Cash Flow Information:
     Cash paid during the period for
        Interest .......................................  $         3    $        6
                                                          -----------    ----------
        Income taxes ...................................  $       155    $        9
                                                          -----------    ----------

   Supplemental Schedule of Noncash Financing Activities
        Issuance of Junglee Stock ......................  $     8,529    $       --
                                                          -------------- -------------


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                                  RESTRAC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Restrac, Inc. and its wholly-owned subsidiary, Restrac Securities Corporation, collectively referred to in these Notes to Consolidated Financial Statements as "Restrac" or "the Company". All intercompany accounts and transactions have been eliminated in consolidation.

     The consolidated financial statements of the Company presented herein, without audit except for balance sheet information at September 30, 1998, have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and footnote disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 30, 1998 ("Fiscal 1998") included in the Company's Form 10-K filed with the Securities and Exchange Commission on December 29, 1998.

     The consolidated balance sheet as of December 31, 1998, the consolidated statements of operations for the three month periods ended December 31, 1998 and 1997, and the consolidated statements of cash flows for the three month periods ended December 31, 1998 and 1997, are unaudited but, in the opinion of management, include all adjustments (consisting solely of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

     The consolidated results of operations for the three month period ended December 31, 1998 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 1999 ("Fiscal 1999").

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying consolidated financial statements reflect the application of certain significant accounting policies described below and elsewhere in the notes to the Fiscal 1998 consolidated financial statements referenced above.

     (a) REVENUE RECOGNITION

     Product revenue includes software license fees. Services revenue includes customer maintenance fees and fees for training, installation, consulting, scanning, job posting services and RESTRAC WEBHIRE. The Company recognizes product and services revenue in accordance with the provisions of Statement of Position No. 97-2, SOFTWARE REVENUE RECOGNITION.

     Product revenue from software license fees is recognized upon delivery provided there are no significant Company obligations remaining and collectibility of the revenue is probable. If an acceptance period is allowed, revenue is recognized upon the earlier of the customer acceptance or the expiration of the acceptance period, as defined in the applicable software license agreement.

                                  RESTRAC, INC.

     Installments receivable represent the present value of future payments related to the financing of noncancelable term license agreements that provide for payment in installments over a five-year period. A portion of each installment is recognized as interest income in the accompanying consolidated statements of operations.

     Services revenue from customer maintenance fees for postcontract support is recognized ratably over the maintenance term, which is typically 12 months. When customer maintenance fees are included in an initial software license fee, the Company generally allocates approximately 15% of the software license fee to the first year's maintenance. The amount allocated to customer maintenance fees for the first year is comparable to customer maintenance fees charged separately by the Company. Services revenue from training, installation, consulting, resume scanning and job posting is recognized as the related services are performed. Services revenue from RESTRAC WEBHIRE is recognized ratably over the service term.

     Deferred revenue represents payments received by the Company in advance of product delivery or service performance.

      (b) NET (LOSS) INCOME PER SHARE

     SFAS No. 128, EARNINGS PER SHARE, establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. In accordance with SFAS No. 128, basic net
(loss) income per share for December 31, 1998 and December 31, 1997 is calculated by dividing net (loss) income by the weighted average number of common shares outstanding for those periods.

     Diluted earnings per share includes the effect of dilutive securities. As a net loss is presented for the period ended December 31, 1998, the loss per share was based only on the weighted average number of common shares outstanding. Common equivalent shares outstanding during the 1999 period were not used as their inclusion would have been anti-dilutive.

     The following table reconciles the weighted average common shares outstanding to the shares used in computation of diluted weighted average common shares outstanding:

                                                                             Three Months Ended
                                                                                December 31,
                                                                              1998         1997
                                                                           ----------   ---------
      Weighted average common shares outstanding......................     9,136,474    8,202,461
      Dilutive effect of options......................................            --      355,206
                                                                           ----------   ---------
      Diluted weighted average common shares outstanding..............      9,136,474   8,557,667



     For the three month periods ended December 31, 1998 and 1997, 1,463,160 and 18,500 potential common shares, respectively, were excluded from the above calculation as their effect would have been anti-dilutive.

                                  RESTRAC, INC.

     (c) CASH AND CASH EQUIVALENTS

     Cash equivalents are recorded at amortized cost and consist of highly liquid investments with original maturities of three months or less.

     (d) SHORT- AND LONG- TERM INVESTMENTS

     Short-term investments consist of investments with original maturities between three and twelve months. Long-term investments consist of investments that will mature greater than twelve months from the balance sheet date. The Company classifies these short- and long-term investments as held-to-maturity, and accordingly, they are carried at amortized cost, which approximates market. These investments consist of municipal debt securities.

     The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments in instruments that meet high quality standards, as specified in the Company's investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer and type of investment. The Company does not expect any material loss with respect to its investment portofolio.

3)   JUNGLEE INVESTMENT

     On November 18, 1998, the Company acquired certain assets and assumed certain obligations of the Junglee Employment Services business of Amazon.com. In exchange for cash of $6 million and 1,670,273 shares of Restrac common stock valued at $8.5 million, Restrac received exclusive rights to Junglee's online recruitment technologies. Restrac also acquired Junglee's Internet production sites and will manage and develop the employer and career site business relationships established by Junglee Corp. ("Junglee"). Restrac did not retain any Junglee personnel in connection with the transaction. The investment will be amortized over 2 years.

4)   BUSINESS SEGMENT INFORMATION

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

                                  RESTRAC, INC.

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

                                                                                   Three Months Ended December 31, 1998:
------------------------------------------------------------------------------------------------------------------------
                                          Internet and          Enterprise
                                          Transactions           Software                Other              Consolidated
                                          ------------           --------                -----              ------------
Total Revenue ...................      $           824      $           5,578    $           --         $          6,402
Research & Development ..........      $           480      $             945    $           --         $          1,425
Depreciation and Amortization ...      $           716      $             384    $           --         $          1,100
Other Income, Net ...............      $            --      $              --    $           161        $            161
Segment Profit (Loss) ...........      $        (1,874)     $            (122)   $           146        $         (1,850)




                                                                                   Three Months Ended December 31, 1997:
------------------------------------------------------------------------------------------------------------------------
                                          Internet and          Enterprise
                                          Transactions           Software                Other              Consolidated
                                          ------------           --------                -----              ------------

Total Revenue .....................     $           271      $          6,725     $           --      $           6,996
Research & Development ............     $           224      $          1,041     $           --      $           1,265
Depreciation and Amortization .....     $            55      $            370     $           --      $             425
Other Income, Net .................     $            --      $             --     $          143      $             143
Segment Profit (Loss) .............     $          (527)     $            544     $           86      $             103


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                  RESTRAC, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 1998


     This report contains forward looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Forward looking statements include, without limitation, statements containing the words "Anticipates", "Believes", "Expects", "Intends", "Future", and words of similar import which express management's belief, expectations or intentions regarding the Company's future performance. All forward looking statements included in this report are based on information available to the Company on the date hereof, and the Company has no obligation to update any such forward looking statements. The Company's actual results could differ materially from its historical operating results and from those anticipated in these forward looking statements as a result of certain factors, including, without limitation, the factors described under "Factors Affecting Future Operating Results" included at the end of this Item 2. You should carefully review each of the factors set forth therein, and you should be aware that there may be other factors that could cause these differences. In addition, the Company and its customers and suppliers may experience unanticipated delays or expenses in achieving Year 2000 compliance.

CONSOLIDATED RESULTS OF OPERATIONS
(IN THOUSANDS)

     REVENUE

     Total revenue for the three month period ended December 31, 1998 was $6,402 compared to $6,996 for the three month period ended December 31, 1997, representing a decrease of 8%.

     PRODUCT REVENUE. Product revenue was $2,500 for the three months ended December 31, 1998 compared to $4,022 for the three months ended December 31, 1997. Protracted sales cycles resulting from the transition to an Internet/Intranet product line and competitive pressures were the primary contributors to this reduction. Because the Company's product revenue consists of a small number of large dollar transactions, wide fluctuations can be experienced from period to period. Such fluctuations are not necessarily indicative of future results.

     SERVICES REVENUE. Services revenue increased 31% to $3,902 for the three months ended December 31, 1998 from $2,974 for the three months ended December 31, 1997. The increase was attributable to the greater than 200% growth in the emerging Internet and transaction revenue segment as well as increases in maintenance stemming from the growth in the installed customer base.

     COST OF REVENUE

     COST OF PRODUCT REVENUE. Cost of product revenue represented 9% of total product revenue for the three months ended December 31, 1998 as compared to 3% for the three months ended December 31,

                                  RESTRAC, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 1998 -- (Continued)


     1997. The increase as a percentage of product revenue is due primarily to increased costs in royalties due under third party licensing arrangements for the RESTRAC HIRE FOR INTRANET product.

     COST OF SERVICES REVENUE. For the period ended December 31, 1998, 70% of cost of services was attributed to the enterprise software segment, with the remainder associated with the Internet and transaction-based solutions segment. This compares to 77% of cost of services attributed to the enterprise software segment for the period ended December 31, 1997. Cost of services revenue increased 4% to $2,146 for the three months ended December 31, 1998 from $2,071 for the three months ended December 31, 1997. The increase in absolute dollars is principally attributable to costs associated with RESTRAC WEBHIRE and the introduction of services in connection with the JUNGLEE transaction. Cost of services revenue decreased as a percentage of services revenue to 55% for the first quarter of Fiscal 1999 from 70% for the first quarter of Fiscal 1998.

     OPERATING EXPENSES

     RESEARCH AND DEVELOPMENT. Research and development expenses were $1,425 or 22% of total revenue for the three months ended December 31, 1998 as compared to $1,265 or 18% of total revenue for the comparable Fiscal 1998 period. This increase is primarily due to increases in both personnel and consulting expenses in support of the Company's new and existing product development initiatives. The Internet and transaction-based solutions segment accounted for 34% of total research and development expenses in the first quarter of Fiscal 1999 and 18% for the first quarter of Fiscal 1998. All of the Company's research and development costs have been expensed as incurred.

     SALES AND MARKETING. Sales and marketing expenses were $3,027 or 47% of total revenue for the three months ended December 31, 1998 as compared to $2,566 or 37% of total revenue for the comparable Fiscal 1998 period. The increase in absolute dollars is due primarily to expansion of the RESTRAC WEBHIRE sales force. The Internet and transaction-based solutions segment accounted for 31% of total sales and marketing expenses in the first quarter of Fiscal 1999 and 13% for the first quarter of Fiscal 1998. The Company expects that sales and marketing expenses may vary from quarter to quarter as a percentage of total revenue.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses were $1,133 or 18% of total revenue for the three months ended December 31, 1998 as compared to $942 or 13% of total revenue for the comparable three month period of Fiscal 1998. The absolute dollar increase for the three month period of Fiscal 1999 as compared to Fiscal 1998 is the result of personnel increases in support of the Company's infrastructure.

     OTHER INCOME, NET

     Other income increased to $161 for the three month period ended December 31, 1998 from $143 for the comparable Fiscal 1998 period. The increase is primarily attributable to the interest received on installment sales partially offset by reduced returns on investments due to lower average combined cash and cash equivalents and short- and long- investment balances. The Company expects to continue to

                                  RESTRAC, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 1998 -- (Continued)


yield investment income on its average balance of combined cash and cash equivalents and short- and long-term investments at an average rate consistent with that experienced for the first quarter of Fiscal 1999.

     (BENEFIT) PROVISION FOR INCOME TAXES

     The Company's effective tax rate for the three months ended December 31, 1998 was (9%) as compared to 40% for the three months ended December 31, 1997. The effective tax rate represents the Company's estimate of the rate expected to be applicable for the full fiscal year. The change in the effective tax rate relates primarily to the Company's taking a conservative view in recognizing tax benefits generated in Fiscal 1999 which will be realized against taxable income earned in future years.

LIQUIDITY AND CAPITAL RESOURCES
(IN THOUSANDS)

     At December 31, 1998, the Company had cash and cash equivalents and short- and long-term investments of $8,600, a decrease of $8,729 from $17,329 at September 30, 1998. Working capital was $7,573 at December 31, 1998 as compared to $15,304 at September 30, 1998, a decrease of $7,731. The reductions were due principally to cash outlays in connection with the Junglee transaction.

     Cash used in operating activities was $1,368 during the three month period ended December 31, 1998. Use of cash in operating activities consisted mainly of the net loss for the three month period of $1,850, the offsetting effects of depreciation and amortization of $1,100 and growth in deferred revenue of $412 and the timing of receipts and disbursements, resulting in prepayment of certain expenses, decreases in accounts and installments receivable and fluctuations in certain liabilities.

     The Company used $6,294 in investing activities during the first quarter of Fiscal 1999, principally for the investment in Junglee of $6,778 and the purchase of property and equipment of $852 (primarily computer equipment), partially offset by net proceeds of $1,097 from net maturities of short- and long-term investments. Net cash provided by financing activities for the three month period ended December 31, 1998 was $30.

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

                                  RESTRAC, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 1998 -- (Continued)


     The Company believes that its current cash and cash equivalent and short-term investment balances and any cash provided by future operations will be sufficient to meet its working capital expenditure requirements for at least the next twelve months. Although operating activities may provide cash in certain periods, operating and investing activities may use cash in other periods. Consequently, any future growth may require the Company to obtain additional equity or debt financing.

IMPACT OF YEAR 2000 ISSUE

     The following paragraphs in this section include "Year 2000 readiness disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act.

     The Year 2000 issue results from computer programs written with two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software and are not Year 2000 compliant may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

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

                                  RESTRAC, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 1998 -- (CONTINUED)


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

FACTORS AFFECTING FUTURE OPERATING RESULTS

     The Company operates in a dynamic and rapidly changing environment that involves risks and uncertainties. The following section lists some, but not all, of these risks and uncertainties which may have a material adverse effect on the Company's business, financial condition or results of operations. This section should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and Management's Discussions and Analysis of Financial Condition and Results of Operations for the years ended September 30, 1998, 1997 and 1996 and for the quarters ended December 31, 1998 and 1997.

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

                                  RESTRAC, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 1998 -- (Continued)


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

                                  RESTRAC, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 1998 -- (Continued)


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

     The Company's primary direct competitor is Resumix, Inc. The Company also competes directly against other providers of human resource staffing solutions, most of which are small privately held companies providing less functional products at lower prices. In addition, vendors of general human resource information systems generally include applicant tracking modules in their offerings which can compete with the Company's products. Moreover, there can be no assurance that such vendors will not develop and market products in direct competition with the Company. Some of the Company's current and many of its potential competitors, are large, publicly traded organizations with access to significantly

                                  RESTRAC, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 1998 -- (Continued)


greater financial, technical, marketing, and other resources. As a result, they may be able to respond to market changes, emerging technologies or changes in customer requirements more rapidly and devote more resources to the development, marketing, and sales of their products than the Company. Competition may increase from new market entrants or through consolidations in the software industry and/or cooperative relationships among companies. Although the Company believes that at the present time its products are competitively priced, an increase in competition could result in price reductions and loss of market share. Such competition and any resulting price reductions could have a material adverse effect on the Company's business, financial condition, and results of operations.

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

                                  RESTRAC, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 1998 -- (Continued)


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

                                  RESTRAC, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 1998 -- (Continued)


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


Item 3. Quantitative and Qualitative Disclosure About Market Risk

     Information relating to quantitative and qualitative disclosure about market risk is set forth under the caption "Short- and Long- Term Investments" in Note 2(d) of the Notes to Consolidated Financial Statements. The company does not have material foreign currency risks.

                                  RESTRAC, INC.


PART II - OTHER INFORMATION:

Item 1.  Legal Proceedings

     The Company is not involved in any pending legal proceedings other than those arising in the ordinary course of the Company's business. Management believes that the resolution of these matters will not materially affect the Company's business or the financial condition of the Company.

Item 2. Changes in Securities and Use or Proceeds

     On November 18, 1998, the Company issued 1,670,273 shares of its common stock, par value $.01 per share, to Amazon.com (the "Sold Shares"). In consideration for the issuance of the Sold Shares, and a cash payment of $6 million, the Company received all of the assets and business of Amazon.com, Inc. and Junglee Corp. relating solely to the collection, organization and presentation of employment and related data. No registration under the Securities Act of 1933, as amended (the "Securities Act"), was required in connection with the issuance of the Sold Shares because the issuance to Amazon.com was a transaction not involving a public offering (Section 4(2) of the Securities Act).

Item 3. Defaults upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits furnished as Exhibits hereto:


        Exhibit No.       Description
        ----------        -----------
        + 10.27           Software and Trademark License Agreement dated
                          November 18, 1998 between the Company, Amazon.com,
                          Inc. and Junglee Corp.
          27.1            Financial Data Schedule Pursuant to Regulation S-X
                          Article 5

    (b) On December 4, 1998 the Company filed a form 8-K under Item 2 of Form 8-K in connection with the acquisition of certain rights and assets and assumption of certain obligations and liabilities of the Junglee Corp., a subsidiary of Amazon.com.

    + Certain portions of this document have been omitted pursuant to a confidential treatment request filed with the Securities and Exchange Commission (the "Commission"). The omitted portions have been filed separately with the Commission.

                                  RESTRAC, INC.



PART III - SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  RESTRAC, INC.


Date:    February 12, 1999
                                                  /s/ LARS D. PERKINS
                                                  -----------------------
                                                  Lars D. Perkins
                                                  Chief Executive Officer




                                                  /s/ CYNTHIA G. EADES
                                                  -----------------------
                                                  Cynthia G. Eades
                                                  Chief Financial Officer