Form 10-Q
period 1999-03-31
RESTRAC INC
filed 1999-05-17
CIK 1013322

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

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 1999
                                       OR

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

                              TITLE OF EACH CLASS

 Common stock, $.01 par value, shares outstanding at April 30, 1999: 10,083,388 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 RESTRAC, INC.
                                     INDEX

                                                                                                                  PAGE
                                                                                                                  -----

PART I--FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements.................................................................

           Consolidated Balance Sheets at March 31, 1999 and September 30, 1998..............................           3

           Consolidated Statements of Operations for the three and six months ended March 31, 1999 and March
           31, 1998..........................................................................................           4

           Consolidated Statements of Cash Flows for the six months ended March 31, 1999 and March 31,
           1998..............................................................................................           5

           Notes to Consolidated Financial Statements........................................................           6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.............          10

Item 3.    Quantitative and Qualitative Disclosure About Market Risk.........................................          18

PART II--OTHER INFORMATION

Item 1.    Legal Proceedings.................................................................................          19

Item 2.    Changes in Securities and Use of Proceeds.........................................................          19

Item 3.    Defaults upon Senior Securities...................................................................          19

Item 4.    Submission of Matters to a Vote of Security Holders...............................................          19

Item 5.    Other Information.................................................................................          19

Item 6.    Exhibits and Reports on Form 8-K..................................................................          19

PART III--SIGNATURES.........................................................................................          20

Exhibit #27.1................................................................................................          21

PART I--FINANCIAL INFORMATION

    Item 1. Financial Statements

                                 RESTRAC, INC.

                          CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                        MARCH 31,   SEPTEMBER 30,
                                                                                          1999          1998
                                                                                       -----------  -------------
                                                                                       (UNAUDITED)
                                       ASSETS
Current Assets:
  Cash and cash equivalents..........................................................   $     399     $   9,772
  Short-term investments.............................................................       7,088         6,664
  Accounts and installments receivable, less allowance for doubtful accounts of $400
    at March 31, 1999 and September 30, 1998.........................................       4,836         7,282
  Other current assets...............................................................       2,046         1,445
  Refundable income taxes............................................................         310           135
  Deferred income taxes..............................................................       1,468           900
                                                                                       -----------  -------------
      Total current assets...........................................................      16,147        26,198
  Long-term installments receivable, net.............................................         514           581
  Property and equipment, net........................................................       3,289         2,967
  Long-term investments..............................................................         762           893
  Junglee investment, net............................................................      12,759            --
  Other assets, net..................................................................         553           792
                                                                                       -----------  -------------
      TOTAL ASSETS...................................................................   $  34,024     $  31,431
                                                                                       -----------  -------------
                                                                                       -----------  -------------
                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of capital lease obligations.......................................   $      54     $     131
  Accounts payable...................................................................       1,715         1,799
  Accrued expenses...................................................................       2,900         3,272
  Deferred revenue...................................................................       5,899         5,481
  Accrued income taxes...............................................................          40           211
                                                                                       -----------  -------------
      Total current liabilities......................................................      10,608        10,894
                                                                                       -----------  -------------
  Deferred income taxes..............................................................          19            19
                                                                                       -----------  -------------
  Deferred rent......................................................................         207           195
                                                                                       -----------  -------------
                                                                                       -----------  -------------
  Stockholders' Equity:
    Preferred stock, $.01 par value--Authorized--5,000,000 shares, Issued and
      outstanding--none..............................................................          --            --
    Common stock, $.01 par value--Authorized--30,000,000 shares, Issued--10,718,516
      shares at March 31, 1999, 9,022,674 shares at September 30, 1998...............         107            90
    Additional paid-in capital.......................................................      28,092        19,502
    Treasury stock, at cost..........................................................        (831)         (831)
    Retained (deficit) earnings......................................................      (4,178)        1,562
                                                                                       -----------  -------------
      Total stockholders' equity.....................................................      23,190        20,323
                                                                                       -----------  -------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.....................................   $  34,024     $  31,431
                                                                                       -----------  -------------
                                                                                       -----------  -------------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS

                                 RESTRAC, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                              THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                   MARCH 31,                   MARCH 31,
                                                          ---------------------------  --------------------------
                                                              1999           1998          1999          1998
                                                          -------------  ------------  ------------  ------------
Revenue:
  Product revenue.......................................  $       2,036  $      4,142  $      4,536  $      8,164
  Services revenue......................................          4,387         3,634         8,289         6,609
                                                          -------------  ------------  ------------  ------------
      Total revenue.....................................          6,423         7,776        12,825        14,773
                                                          -------------  ------------  ------------  ------------
Cost of Revenue:
  Product revenue.......................................            169           179           396           304
  Services revenue......................................          2,370         2,350         4,516         4,421
                                                          -------------  ------------  ------------  ------------
      Total cost of revenue.............................          2,539         2,529         4,912         4,725
                                                          -------------  ------------  ------------  ------------
Gross margin............................................          3,884         5,247         7,913        10,048
                                                          -------------  ------------  ------------  ------------
Operating Expenses:
  Research and development..............................          1,976         1,201         3,401         2,466
  Sales and marketing...................................          2,935         2,469         5,962         5,035
  General and administrative............................          1,450         1,340         2,583         2,282
  Amortization of Junglee investment....................          1,914            --         2,552            --
                                                          -------------  ------------  ------------  ------------
      Total operating expenses..........................          8,275         5,010        14,498         9,783
                                                          -------------  ------------  ------------  ------------
(Loss) income from operations...........................         (4,391)          237        (6,585)          265
Other income, net.......................................            116           136           277           278
                                                          -------------  ------------  ------------  ------------
(Loss) income before (benefit) provision for income
  taxes.................................................         (4,275)          373        (6,308)          543
(Benefit) provision for income taxes....................           (385)          149          (568)          217
                                                          -------------  ------------  ------------  ------------
Net (loss) income.......................................  $      (3,890) $        224  $     (5,740) $        326
                                                          -------------  ------------  ------------  ------------
                                                          -------------  ------------  ------------  ------------
Basic and diluted net (loss) income per common share....  $        (.39) $        .03  $       (.60) $        .04
                                                          -------------  ------------  ------------  ------------
                                                          -------------  ------------  ------------  ------------
Basic weighted average number of common shares
  outstanding...........................................     10,029,280     8,262,639     9,577,972     8,231,778
                                                          -------------  ------------  ------------  ------------
                                                          -------------  ------------  ------------  ------------
Diluted weighted average number of common shares
  outstanding...........................................     10,029,280     8,497,632     9,577,972     8,517,267
                                                          -------------  ------------  ------------  ------------
                                                          -------------  ------------  ------------  ------------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                                 RESTRAC, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                                                  SIX MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                                --------------------
                                                                                                  1999       1998
                                                                                                ---------  ---------
Cash Flows from Operating Activities:
  Net (loss) income...........................................................................  $  (5,740) $     326
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities--
  Depreciation and amortization...............................................................      3,544        868
  Deferred income taxes.......................................................................       (568)        --
  Deferred rent...............................................................................         12         11
  Changes in assets and liabilities--
    Accounts and installments receivable, net.................................................      2,446     (1,888)
    Other current assets......................................................................       (601)      (402)
    Refundable income taxes...................................................................       (175)      (112)
    Long-term installments receivable.........................................................         67         --
    Accounts payable..........................................................................        (84)       595
    Accrued expenses..........................................................................       (372)       (79)
    Deferred revenue..........................................................................        418        751
    Accrued income taxes......................................................................       (171)       217
                                                                                                ---------  ---------
      Net cash (used in) provided by operating activities.....................................     (1,224)       287
                                                                                                ---------  ---------
Cash Flows from Investing Activities:
  Investment in Junglee.......................................................................     (6,782)        --
  Purchases of property and equipment.........................................................     (1,314)      (581)
  Maturities and purchases of short-term investments, net.....................................       (424)     2,282
  Maturities and purchases of long-term investments, net......................................        131     (2,584)
  Change in other assets......................................................................        239         (3)
                                                                                                ---------  ---------
      Net cash used in investing activities...................................................     (8,150)      (886)
                                                                                                ---------  ---------
Cash Flows from Financing Activities:
  Payments of capital lease obligations.......................................................        (77)       (70)
  Proceeds from exercise of common stock options..............................................         19        108
  Proceeds from employee stock purchase plan stock issuance...................................         59         75
                                                                                                ---------  ---------
      Net cash provided by financing activities...............................................          1        113
                                                                                                ---------  ---------
Net decrease in Cash and Cash Equivalents.....................................................     (9,373)      (486)
                                                                                                ---------  ---------
Cash and Cash Equivalents, beginning of period................................................      9,772      5,745
                                                                                                ---------  ---------
Cash and Cash Equivalents, end of period......................................................  $     399  $   5,259
                                                                                                ---------  ---------
                                                                                                ---------  ---------
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for
    Interest..................................................................................  $       5  $      11
                                                                                                ---------  ---------
    Income taxes..............................................................................  $     330  $     111
                                                                                                ---------  ---------
Supplemental Schedule of Noncash Financing Activities Issuance of Junglee Stock...............  $   8,529  $      --
                                                                                                ---------  ---------
                                                                                                ---------  ---------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                                 RESTRAC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999

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

    The consolidated balance sheet as of March 31, 1999, the consolidated statements of operations for the three and six month periods ended March 31, 1999 and 1998, and the consolidated statements of cash flows for the six month periods ended March 31, 1999 and 1998, are unaudited but, in the opinion of management, include all adjustments (consisting solely of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

    The consolidated results of operations for the three and six month periods ended March 31, 1999 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 1999 ("Fiscal 1999").

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

    Services revenue from customer maintenance fees for postcontract support is recognized ratably over the maintenance term, which is typically 12 months. When customer maintenance fees are included in an

                                 RESTRAC, INC.

                                 MARCH 31, 1999

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) initial software license fee, the Company allocates approximately 15-17% of the software license fee to the first year's maintenance. The amount allocated to customer maintenance fees for the first year is comparable to customer maintenance fees charged separately by the Company. Services revenue from training, installation, consulting, resume scanning and job posting is recognized as the related services are performed. Services revenue from RESTRAC WEBHIRE is recognized ratably over the service term.

    Deferred revenue represents payments received by the Company in advance of product delivery or service performance.

    (B) NET (LOSS) INCOME PER SHARE

    SFAS No. 128, EARNINGS PER SHARE, establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. In accordance with SFAS No. 128, basic net
(loss) income per share for the three and six month periods ended March 31, 1999 and March 31, 1998 is calculated by dividing net (loss) income by the weighted average number of common shares outstanding for those periods.

    Diluted earnings per share includes the effect of dilutive securities. As a net loss is presented for the three and six month periods ended March 31, 1999, the loss per share was based only on the weighted average number of common shares outstanding. Common equivalent shares outstanding during the 1999 period were not used as their inclusion would have been anti-dilutive.

    The following table reconciles the weighted average common shares outstanding to the shares used in computation of diluted weighted average common shares outstanding:

                                                                  THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                      MARCH 31,                MARCH 31,
                                                               ------------------------  ----------------------
                                                                   1999         1998        1999        1998
                                                               ------------  ----------  ----------  ----------
Weighted average common shares outstanding...................    10,029,280   8,262,639   9,577,972   8,231,778
Dilutive effect of options...................................            --     234,993          --     285,489
                                                               ------------  ----------  ----------  ----------
Diluted weighted average common shares outstanding...........    10,029,280   8,497,632   9,577,972   8,517,267

    For both the three and six month periods ended March 31, 1999, all 1,377,747 potential common shares were excluded from the above calculation as their effect would have been anti-dilutive due to the Company's net loss in those periods. For the three and six month periods ended March 31, 1998, 284,984 and 243,820 weighted shares, respectively, have been excluded, as their effect would have been anti-dilutive.

    (C) CASH AND CASH EQUIVALENTS

    Cash equivalents are recorded at amortized cost and consist of highly liquid investments with original maturities of three months or less.

    (D) SHORT- AND LONG- TERM INVESTMENTS

    Short-term investments consist of investments with original maturities between three and twelve months. Long-term investments consist of investments that will mature greater than twelve months from

                                 RESTRAC, INC.

                                 MARCH 31, 1999

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) the balance sheet date. The Company classifies these short- and long-term investments as held-to-maturity, and accordingly, they are carried at amortized cost, which approximates market. These investments consist of municipal debt securities.

    The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments in instruments that meet high quality standards, as specified in the Company's investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer and type of investment.

3) JUNGLEE INVESTMENT

    On November 18, 1998, the Company acquired certain assets and assumed certain obligations of the Junglee Employment Services business of Amazon.com. In exchange for cash of $6 million and 1,670,273 shares of Restrac common stock valued at $8.5 million, Restrac received exclusive rights to Junglee's online recruitment technologies. Restrac also acquired Junglee's Internet production sites and assumed management and development of the employer and career site business relationships established by Junglee Corp. ("Junglee"). Restrac did not retain any Junglee personnel in connection with the transaction. The investment is being amortized over 2 years.

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

    The Company has two reportable segments: enterprise software solutions and internet and transaction-based solutions, the latter of which started to emerge in fiscal 1997 with the offering of outsourced services (e.g., resume scanning, acknowledgement letters) and the research and development activities undertaken for this segment. The Internet and transaction-based solutions segment provides outsourced management of private candidate pools via RESTRAC WEBHIRE, subscription services to public pools and job-posting sites, the job-posting services initiated with the Junglee transaction, resume scanning, reference checking and other fee-based staffing functions. The enterprise software solutions segment provides perpetual licenses to the Company's software products and the related maintenance, training, implementation and consulting services in support of such licenses.

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Expenses related to general corporate functions such as Information Technology, Finance and Human Resources and general and administrative costs such as depreciation, rent and utilities are allocated to the reportable segments based on relative headcount as a basis of relative usage. Income tax provision (benefit) is allocated to the reportable segments in deriving segment profit (loss) based on each segment's pro rata income or loss before income tax provision (benefit). The Company has no intersegment sales and transfers, and does not allocate assets to the operating segments.

                                 RESTRAC, INC.

                                 MARCH 31, 1999

4) BUSINESS SEGMENT INFORMATION (CONTINUED)
    The Company's reportable segments are strategic business units that offer different solutions tailored to a customer's needs. They are managed separately because each business requires different technology and sales and marketing strategies.

                                                                             THREE MONTHS ENDED MARCH 31, 1999:
                                                                    ----------------------------------------------------
                                                                    INTERNET AND  ENTERPRISE
                                                                    TRANSACTIONS   SOFTWARE       OTHER     CONSOLIDATED
                                                                    ------------  -----------  -----------  ------------
Total Revenue.....................................................   $    1,183    $   5,240    $      --    $    6,423
Research & Development............................................   $      926    $   1,050    $      --    $    1,976
Depreciation and Amortization.....................................   $    2,051    $     393    $      --    $    2,444
Other Income, Net.................................................   $       --    $      --    $     116    $      116
Segment Profit (Loss).............................................   $   (3,692)   $    (303)   $     105    $   (3,890)

                                                                              THREE MONTHS ENDED MARCH 31, 1998:
                                                                    ------------------------------------------------------
                                                                    INTERNET AND   ENTERPRISE
                                                                    TRANSACTIONS    SOFTWARE       OTHER     CONSOLIDATED
                                                                    -------------  -----------  -----------  -------------
Total Revenue.....................................................    $     468     $   7,308    $      --     $   7,776
Research & Development............................................    $     202     $     999    $      --     $   1,201
Depreciation and Amortization.....................................    $      57     $     386    $      --     $     443
Other Income, Net.................................................    $      --     $      --    $     136     $     136
Segment Profit (Loss).............................................    $    (347)    $     441    $     130     $     224

                                                                              SIX MONTHS ENDED MARCH 31, 1999:
                                                                    ----------------------------------------------------
                                                                    INTERNET AND  ENTERPRISE
                                                                    TRANSACTIONS   SOFTWARE       OTHER     CONSOLIDATED
                                                                    ------------  -----------  -----------  ------------
Total Revenue.....................................................   $    2,007    $  10,818    $      --    $   12,825
Research & Development............................................   $    1,406    $   1,995    $      --    $    3,401
Depreciation and Amortization.....................................   $    2,767    $     777    $      --    $    3,544
Other Income, Net.................................................   $       --    $      --    $     277    $      277
Segment Profit (Loss).............................................   $   (5,566)   $    (425)   $     251    $   (5,740)

                                                                              SIX MONTHS ENDED MARCH 31, 1998:
                                                                    -----------------------------------------------------
                                                                    INTERNET AND   ENTERPRISE
                                                                    TRANSACTIONS    SOFTWARE       OTHER     CONSOLIDATED
                                                                    -------------  -----------  -----------  ------------
Total Revenue.....................................................    $     739     $  14,034    $      --    $   14,773
Research & Development............................................    $     427     $   2,039    $      --    $    2,466
Depreciation and Amortization.....................................    $     112     $     756    $      --    $      868
Other Income, Net.................................................    $      --     $      --    $     278    $      278
Segment Profit (Loss).............................................    $    (874)    $     984    $     216    $      326

                                 RESTRAC, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            FOR THE THREE AND SIX MONTH PERIODS ENDED MARCH 31, 1999

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

CONSOLIDATED RESULTS OF OPERATIONS
(IN THOUSANDS)

    REVENUE

    Total revenue for the three and six month periods ended March 31, 1999 was $6,423 and $12,825 compared to $7,776 and $14,773 for the three and six month periods ended March 31, 1998, representing decreases of 17% and 13%, respectively.

    PRODUCT REVENUE. Product revenue, which relates to the enterprise software solutions segment, was $2,036 for the three months ended March 31, 1999 compared to $4,142 for the three months ended March 31, 1998. For the six months ended March 31, 1999, product revenue was $4,536 compared to $8,164 for the comparable 1998 period. Protracted sales cycles resulting from the transition to an Internet/intranet product line and competitive pressures were the primary contributors to this reduction. Because the Company's product revenue consists of a small number of large dollar transactions, wide fluctuations can be experienced from period to period. Such fluctuations are not necessarily indicative of future results.

    SERVICES REVENUE. Services revenue increased 21% to $4,387 for the three months ended March 31, 1999 from $3,634 for the three months ended March 31, 1998. For the six months ended March 31, 1999, services revenue increased 25% to $8,289 from $6,609 for the comparable 1998 period. The increase for both periods was attributable to the greater than 150% growth in the emerging Internet and transaction revenue segment as well as increases in maintenance stemming from the growth in the installed customer base. The second fiscal quarter increase was partially offset by a slow-down in traditional consulting services in the enterprise software solutions segment, which have been impacted by the product revenue reductions in the first half.

    COST OF REVENUE

    COST OF PRODUCT REVENUE. Cost of product revenue represented 8% and 9% of total product revenue for the three and six months ended March 31, 1999, respectively, as compared to 4% for both the three and six months ended March 31, 1998. The increase as a percentage of product revenue is due primarily to

                                 RESTRAC, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      FOR THE THREE AND SIX MONTH PERIODS ENDED MARCH 31, 1999 (CONTINUED)

increased costs in royalties due under third party licensing arrangements for the RESTRAC HIRE FOR INTRANET product.

    COST OF SERVICES REVENUE. For the three and six month periods ended March 31, 1999, 61% and 65%, respectively, of cost of services was attributed to the enterprise software segment, with the remainder associated with the Internet and transaction-based solutions segment. This compares to 70% and 74%, respectively, of cost of services attributed to the enterprise software segment for the three and six month periods ended March 31, 1998. Cost of services revenue increased 1% to $2,370 for the three months ended March 31, 1999 from $2,350 for the three months ended March 31, 1998. For the six months ended March 31, 1999, cost of services revenue of $4,516 increased 2% from $4,421 for the comparable 1998 period. The increase in absolute dollars is principally attributable to costs associated with RESTRAC WEBHIRE and the introduction of services in connection with the JUNGLEE transaction partially offset by personnel cost savings in the enterprise software segment. Cost of services revenue decreased as a percentage of services revenue to 54% for the three and six month periods ended March 31, 1999 from 65% and 67%, respectively, for the comparable Fiscal 1998 periods. The decrease was principally due to the ramp-up in Internet and transaction-based revenues during the first half of Fiscal 1999.

    OPERATING EXPENSES

    RESEARCH AND DEVELOPMENT. Research and development expenses were $1,976 or 31% of total revenue for the three months ended March 31, 1999 as compared to $1,201 or 15% of total revenue for the comparable Fiscal 1998 period. For the six month period ended March 31, 1999, research and development expenses were $3,401 or 27% of total revenue as compared to $2,466 or 17% of total revenue for the comparable Fiscal 1998 period. This increase is primarily due to increases in both personnel and consulting expenses in support of the Company's new and existing product development initiatives. The Internet and transaction-based solutions segment accounted for 47% and 41% of total research and development expenses for the three and six month periods ended March 31, 1999, as compared to 17% for the comparable Fiscal 1998 periods. All of the Company's research and development costs have been expensed as incurred.

    SALES AND MARKETING. Sales and marketing expenses were $2,935 or 46% of total revenue and $5,962 or 46% of total revenue for the three and six month periods ended March 31, 1999, respectively, as compared to $2,469 or 32% of total revenue and $5,035 or 34% of total revenue for the comparable Fiscal 1998 periods. The increase in absolute dollars is due primarily to expansion of the RESTRAC WEBHIRE sales force. The Internet and transaction-based solutions segment accounted for 39% and 35% of total sales and marketing expenses for the three and six month periods ended March 31, 1999, respectively, as compared to 11% and 12% of total sales and marketing expenses for the comparable Fiscal 1998 periods. The Company expects that sales and marketing expenses may vary from quarter to quarter as a percentage of total revenue.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses were $1,450 or 23% of total revenue and $2,583 or 20% of total revenue for the three and six month periods ended March 31, 1999, respectively, as compared to $1,340 or 17% of total revenue and $2,282 or 15% of total revenue for the comparable Fiscal 1998 periods. The absolute dollar increase for the three and six month periods of Fiscal 1999 as compared to Fiscal 1998 is the result of personnel increases in support of the Company's infrastructure.

                                 RESTRAC, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      FOR THE THREE AND SIX MONTH PERIODS ENDED MARCH 31, 1999 (CONTINUED)

    OTHER INCOME, NET

    Other income decreased to $116 for the three month period ended March 31, 1999 from $136 for the comparable Fiscal 1998 period. The decrease is primarily attributable to reduced returns on investments due to lower average combined cash and cash equivalents and short- and long- investment balances partially offset by the interest received on installment sales. The Company expects to continue to yield investment income on its average balance of combined cash and cash equivalents and short- and long-term investments at an average rate consistent with that experienced for the first half of Fiscal 1999.

    (BENEFIT) PROVISION FOR INCOME TAXES

    The Company's effective tax rate for both the three and six month periods ended March 31, 1999 was (9%) as compared to 40% for both the three and six month periods of Fiscal 1998. The effective tax rate represents the Company's estimate of the rate expected to be applicable for the full fiscal year. The change in the effective tax rate relates primarily to the Company's taking a conservative view in recognizing tax benefits generated in Fiscal 1999 which will be realized against taxable income earned in future years.

LIQUIDITY AND CAPITAL RESOURCES
(IN THOUSANDS)

    At March 31, 1999, the Company had cash and cash equivalents and short- and long-term investments of $8,249, a decrease of $9,080 from $17,329 at September 30, 1998. Working capital was $5,539 at March 31, 1999 as compared to $15,304 at September 30, 1998, a decrease of $9,765. The reductions were due principally to cash outlays in connection with the Junglee transaction.

    Cash used in operating activities was $1,224 during the six month period ended March 31, 1999. Use of cash in operating activities consisted mainly of the net loss for the six month period of $5,740, the offsetting effects of depreciation and amortization of $3,544 and growth in deferred revenue of $418 and the timing of receipts and disbursements, resulting in prepayment of certain expenses, decreases in accounts and installments receivable and fluctuations in certain liabilities.

    The Company used $8,150 in investing activities during the first half of Fiscal 1999, principally for the investment in Junglee of $6,782 and the purchase of property and equipment of $1,314 (primarily computer equipment).

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

    The Company believes that its current cash and cash equivalent and short-term investment balances and any cash provided by future operations will be sufficient to meet its working capital expenditure requirements for Fiscal 1999. Although operating activities may provide cash in certain periods, operating and investing activities may use cash in other periods. Consequently, any future growth may require the Company to obtain additional equity or debt financing.

                                 RESTRAC, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      FOR THE THREE AND SIX MONTH PERIODS ENDED MARCH 31, 1999 (CONTINUED)

IMPACT OF YEAR 2000 ISSUE

    The following paragraphs in this section include "Year 2000 readiness disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act.

    The Year 2000 issue results from computer programs written with two digits rather than four to define the applicable year. Any computer programs that have date-sensitive software and are not Year 2000 compliant may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

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

    The Company believes, based on an internal assessment, that the current versions of its software products that are licensed to customers are Year 2000 compliant. Software that is used in the Company's service offerings is expected to be compliant by the end of Fiscal 1999. The Company limits its contractual warrantees on Year 2000 compliance to objective performance standards that the Company has tested, and the Company makes no warrantees for nonconformance if the Company's software products are combined with other software or data that are not conducive to accurately calculating, comparing or sequencing date and time data between the twentieth and twenty-first centuries. The Company has no plan to ascertain whether the internal systems and products of its customers are Year 2000 compliant. Although the Company has not been involved in any litigation or proceeding to date involving its products or services related to Year 2000 issues, there can be no assurance that the Company will not in the future be required to defend its products or services or to negotiate resolutions of claims based on Year 2000 issues.

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

                                 RESTRAC, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      FOR THE THREE AND SIX MONTH PERIODS ENDED MARCH 31, 1999 (CONTINUED)

2000 issue is pervasive and complex, as virtually every computer operation will be affected in some way. Consequently, no assurance can be given that Year 2000 compliance can be achieved without significant additional costs.

FACTORS AFFECTING FUTURE OPERATING RESULTS

    The Company operates in a dynamic and rapidly changing environment that involves risks and uncertainties. The following section lists some, but not all, of these risks and uncertainties which may have a material adverse effect on the Company's business, financial condition or results of operations. This section should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and Management's Discussions and Analysis of Financial Condition and Results of Operations for the years ended September 30, 1998, 1997 and 1996 and for the quarters ended March 31, 1999 and 1998.

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

                                 RESTRAC, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      FOR THE THREE AND SIX MONTH PERIODS ENDED MARCH 31, 1999 (CONTINUED)

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

    RISK OF NEW PRODUCT INTRODUCTIONS; RISK OF PRODUCT DEFECTS

    As the marketplace for staffing solutions continues to evolve, the Company plans to develop and introduce new products and services to enable it to effectively address the changing needs of that market. There is no guarantee that the Company will be able to develop new products or services or that such solutions will achieve market acceptance or, if market acceptance is achieved that the Company will be able to maintain such acceptance for a significant period of time. Any inability of the Company to quickly develop products and services that address changes in technology or customer demands may require the Company to substantially increase development expenditures or result in loss of market share to a competitor.

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

    DEPENDENCE ON PRINCIPAL PRODUCT

    The Company currently derives most of its revenue from its RESTRAC HIRE (including HIRE FOR INTRANET) product. As a result, any factor adversely affecting sales of this product would have a material adverse effect on the Company. The future success of the Company also depends, in part, on achieving broader market acceptance of RESTRAC HIRE, as well as the ability to continue to enhance RESTRAC HIRE to meet the evolving needs of its customers. Moreover, the Company anticipates that its existing and new competitors will introduce additional competitive products. This competition may reduce future market acceptance of RESTRAC HIRE. The market acceptance of the Company's software is difficult to estimate due in large measure to the effect of new products, applications or product enhancements, technological changes in the marketplace for staffing solutions and future competition. There can be no assurance that the Company will maintain and expand acceptance of RESTRAC HIRE. The failure of the Company to maintain and expand its market acceptance as a result of competition, technological change or other factors would have a material adverse effect on the Company's business, financial condition and results of operations.

    COMPETITION

    The marketplace for staffing solutions is intensely competitive and is rapidly changing. The Company encounters direct competition from a number of companies providing staffing solutions, including (i) other human resource staffing software companies, (ii) providers of general human resource information

                                 RESTRAC, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      FOR THE THREE AND SIX MONTH PERIODS ENDED MARCH 31, 1999 (CONTINUED)

systems, (iii) agencies providing or sourcing full-time, contract and temporary labor, (iv) information systems departments of potential prospects that develop custom software, (v) providers of other client/ server other client/server application software or document management systems and (vi) Internet-based staffing solution providers.

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

    MANAGEMENT OF CHANGE

    The evolution of the Company's business and expansion of the Company's customer base has resulted in substantial growth in the number of its employees and the scope of its operations, resulting in increased responsibility for management personnel. The Company's future results of operations will depend on the ability of its officers and other key employees to continue to implement its operational, customer support, and financial control systems and to expand, train, and manage its employee base. There can be no

                                 RESTRAC, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      FOR THE THREE AND SIX MONTH PERIODS ENDED MARCH 31, 1999 (CONTINUED)

assurance that the Company will be able to manage any future expansion successfully, and any inability to do so would have a material adverse effect on the Company's business, financial condition and results of operations.

    RELIANCE ON SINGLE CLIENT INTERFACE AND SINGLE SERVER PLATFORM

    At the present time, the Company supports client (workstation) platforms utilizing Microsoft's Windows family of software products, including Windows 95, Windows 98 and Windows NT. If Microsoft were to fundamentally change the architecture of its software product such that users of the Company's software applications experienced significant performance degradation or were rendered incompatible with future versions of Microsoft's Windows Operating System, the Company's business, financial condition and results of operations could be materially adversely effected. If a new client platform or other interface were to gain broad acceptance in the marketplace, there can be no assurance that the Company's architecture would be compatible with such an interface.

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

                                 RESTRAC, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      FOR THE THREE AND SIX MONTH PERIODS ENDED MARCH 31, 1999 (CONTINUED)

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Annual Stockholders' Meeting on March 17, 1999: At the annual meeting of the Company's stockholders, 8,025,978 shares, or 80% of the Company's outstanding common stock as of the record date of February 2, 1999, voted on the following matters;

        1   The election of Lars D. Perkins and J. Paul Costello as Class III
    Directors to serve until the Annual Meeting of Stockholders following the close of the Company's 2001 Fiscal Year and until their successors are duly elected and qualified. Shares were voted as follows:

NOMINEE                                                                     FOR       WITHHELD
-----------------------------------------------------------------------  ----------  -----------
Lars D. Perkins........................................................   8,006,578      19,400
J. Paul Costello.......................................................   8,006,578      19,400

        2   The election of Kavitark R. Shriram as a Class I Director to serve until the Annual Meeting of Stockholders following the close of the Company's 1999 Fiscal Year and until his successor is duly elected and qualified. Shares were voted as follows:

NOMINEE                                                                     FOR       WITHHELD
-----------------------------------------------------------------------  ----------  -----------
Kavitark R. Shriram....................................................   8,008,078      17,900

ITEM 5. OTHER INFORMATION

    None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits furnished as Exhibits hereto:

EXHIBIT NO.    DESCRIPTION
-------------  ---------------------------------------------------------------------------------
       27.1    Financial Data Schedule Pursuant to Regulation S-X Article 5

    (b) No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1999.

                                 RESTRAC, INC.

PART III--SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                RESTRAC, INC.

Date: May 14, 1999
                                           /s/ LARS D. PERKINS
                                ------------------------------------------
                                             Lars D. Perkins
                                         CHIEF EXECUTIVE OFFICER

                                           /s/ CYNTHIA G. EADES
                                ------------------------------------------
                                             Cynthia G. Eades
                                         CHIEF FINANCIAL OFFICER