Form 10-Q
period 1999-06-30
WEBHIRE INC
filed 1999-08-16
CIK 1013322

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 1999
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER: 0-20735

                            ------------------------

                                 WEBHIRE, INC.

                            (FORMERLY RESTRAC, INC.)

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

                              TITLE OF EACH CLASS

    Common stock, $.01 par value, shares outstanding at August 10, 1999:
10,421,264 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 WEBHIRE, INC.
                            (FORMERLY RESTRAC, INC.)

                                     INDEX

                                                                                                                 PAGE
                                                                                                                 -----
Part I -- Financial Information

Item 1.    Consolidated Financial Statements Consolidated Balance Sheets at June 30, 1999 and September 30,
           1998.............................................................................................           3

           Consolidated Statements of Operations for the three and nine months ended June 30, 1999 and June
           30, 1998.........................................................................................           4

           Consolidated Statements of Cash Flows for the nine months ended June 30, 1999 and June 30,
           1998.............................................................................................           5

           Notes to Consolidated Financial Statements.......................................................           6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations............          11

Item 3.    Quantitative and Qualitative Disclosure About Market Risk........................................          19

PART II -- OTHER INFORMATION

Item 1.    Legal Proceedings................................................................................          20

Item 2.    Changes in Securities and Use of Proceeds........................................................          20

Item 3.    Defaults upon Senior Securities..................................................................          20

Item 4.    Submission of Matters to a Vote of Security Holders..............................................          20

Item 5.    Other Information................................................................................          20

Item 6.    Exhibits and Reports on Form 8-K.................................................................          20

PART III -- Signatures......................................................................................          21

PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 WEBHIRE, INC.
                            (FORMERLY RESTRAC, INC.)
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                        JUNE 30,    SEPTEMBER 30,
                                                                                          1999          1998
                                                                                       -----------  -------------
                                                                                       (UNAUDITED)
                                                     ASSETS
Current Assets:
  Cash and cash equivalents..........................................................   $   2,563     $   9,772
  Short-term investments.............................................................       2,851         6,664
  Accounts and installments receivable, less allowance for doubtful accounts of $400
    at June 30, 1999 and September 30, 1998..........................................       5,077         7,282
  Other current assets...............................................................       1,890         1,445
  Refundable income taxes............................................................         310           135
  Deferred income taxes..............................................................       1,468           900
                                                                                       -----------  -------------
      Total current assets...........................................................      14,159        26,198
Long-term installments receivable, net...............................................         480           581
Property and equipment, net..........................................................       3,374         2,967
Long-term investments................................................................          --           893
Junglee investment, net..............................................................      10,845            --
Other assets, net....................................................................         594           792
                                                                                       -----------  -------------
      Total Assets...................................................................   $  29,452     $  31,431
                                                                                       -----------  -------------
                                                                                       -----------  -------------
                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of capital lease obligations.......................................   $      14     $     131
  Accounts payable...................................................................       1,993         1,799
  Accrued expenses...................................................................       2,986         3,272
  Deferred revenue...................................................................       5,704         5,481
  Accrued income taxes...............................................................          39           211
                                                                                       -----------  -------------
      Total current liabilities......................................................      10,736        10,894
                                                                                       -----------  -------------
Deferred income taxes................................................................          19            19
                                                                                       -----------  -------------
Deferred rent........................................................................         212           195
                                                                                       -----------  -------------
Stockholders' Equity:
  Preferred stock, $.01 par value--Authorized--5,000,000 shares, Issued and
    outstanding--none................................................................          --            --
  Common stock, $.01 par value--Authorized--30,000,000 shares, Issued-- 10,776,377
    shares at June 30, 1999, 9,022,674 shares at September 30, 1998..................         108            90
Additional paid-in capital...........................................................      28,337        19,502
Treasury stock, at cost..............................................................        (831)         (831)
Retained (deficit) earnings..........................................................      (9,129)        1,562
                                                                                       -----------  -------------
      Total stockholders' equity.....................................................      18,485        20,323
                                                                                       -----------  -------------
      Total Liabilities and Stockholders' Equity.....................................   $  29,452     $  31,431
                                                                                       -----------  -------------
                                                                                       -----------  -------------

  The accompanying notes are an integral part of these consolidated financial statements

                                 WEBHIRE, INC.
                            (FORMERLY RESTRAC, INC.)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                   JUNE 30,                     JUNE 30,
                                                          ---------------------------  --------------------------
                                                              1999           1998          1999          1998
                                                          -------------  ------------  ------------  ------------
Revenue:
  Product revenue.......................................  $       1,593  $      4,322  $      6,129  $     12,486
  Services revenue--Enterprise..........................          3,111         2,966         9,393         8,836
  Services revenue--Internet............................          1,442           652         3,449         1,390
                                                          -------------  ------------  ------------  ------------
    Total revenue.......................................          6,146         7,940        18,971        22,712
                                                          -------------  ------------  ------------  ------------
Cost of Revenue:
  Product revenue.......................................            221           131           617           435
  Services revenue--Enterprise..........................          1,465         1,577         4,410         4,783
  Services revenue--Internet............................          1,275           778         2,847         1,992
                                                          -------------  ------------  ------------  ------------
    Total cost of revenue...............................          2,961         2,486         7,874         7,210
                                                          -------------  ------------  ------------  ------------
Gross margin............................................          3,185         5,454        11,097        15,502
                                                          -------------  ------------  ------------  ------------
Operating Expenses:
  Research and development..............................          2,152         1,047         5,553         3,514
  Sales and marketing...................................          2,561         2,891         8,523         7,926
  General and administrative............................          1,610           824         4,193         3,105
  Amortization of Junglee investment....................          1,914            --         4,466            --
                                                          -------------  ------------  ------------  ------------
    Total operating expenses............................          8,237         4,762        22,735        14,545
                                                          -------------  ------------  ------------  ------------
(Loss) income from operations...........................         (5,052)          692       (11,638)          957
Other income, net.......................................            102           153           379           432
                                                          -------------  ------------  ------------  ------------
(Loss) income before (benefit) provision for income
  taxes.................................................         (4,950)          845       (11,259)        1,389
(Benefit) provision for income taxes....................             --           338          (568)          555
                                                          -------------  ------------  ------------  ------------
Net (loss) income.......................................  $      (4,950) $        507  $    (10,691) $        834
                                                          -------------  ------------  ------------  ------------
                                                          -------------  ------------  ------------  ------------
Basic and diluted net (loss) income per common share....  $        (.49)          .06  $      (1.10) $        .10
                                                          -------------  ------------  ------------  ------------
                                                          -------------  ------------  ------------  ------------
Basic weighted average number of common shares
  outstanding...........................................     10,075,190     8,298,832     9,743,711     8,254,423
                                                          -------------  ------------  ------------  ------------
                                                          -------------  ------------  ------------  ------------
Diluted weighted average number of common shares
  outstanding...........................................     10,075,190     8,558,121     9,743,711     8,555,022
                                                          -------------  ------------  ------------  ------------
                                                          -------------  ------------  ------------  ------------

  The accompanying notes are an integral part of these consolidated financial statements.

                                 WEBHIRE, INC.
                            (FORMERLY RESTRAC, INC.)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                          NINE MONTHS ENDED
                                                                                               JUNE 30,
                                                                                   --------------------------------
                                                                                      1999             1998
                                                                                   -----------  -------------------
Cash Flows from Operating Activities:
  Net (loss) income..............................................................  $   (10,691)      $     834
Adjustments to reconcile net (loss) income to net
  cash (used in) provided by operating activities--
    Depreciation and amortization................................................        5,945            1315
    Deferred income taxes........................................................         (568)             --
    Deferred rent................................................................           17              17
    Changes in assets and liabilities --
      Accounts and installments receivable, net..................................        2,205          (1,868)
      Other current assets.......................................................         (445)           (596)
      Refundable income taxes....................................................         (175)             --
      Long-term installments receivable..........................................          101              --
      Accounts payable...........................................................          194             184
      Accrued expenses...........................................................         (286)           (247)
      Deferred revenue...........................................................          223           1,459
      Accrued income taxes.......................................................         (172)            273
                                                                                   -----------         -------
          Net cash (used in) provided by operating
            activities...........................................................       (3,652)          1,371
                                                                                   -----------         -------
Cash Flows from Investing Activities:
  Investment in Junglee..........................................................       (6,782)             --
  Purchases of property and equipment............................................       (1,886)         (1,060)
  Maturities and purchases of short-term investments, net........................        3,813             391
  Maturities and purchases of long-term investments, net.........................          893            (584)
  Change in other assets.........................................................          198              (5)
                                                                                   -----------         -------
          Net cash used in investing activities..................................       (3,764)         (1,258)
                                                                                   -----------         -------
Cash Flows from Financing Activities:
  Payments of capital lease obligations..........................................         (117)           (106)
  Proceeds from exercise of common stock options.................................          219             204
  Proceeds from employee stock purchase plan stock issuance......................          105             106
                                                                                   -----------         -------
          Net cash provided by financing activities..............................          207             204
                                                                                   -----------         -------
Net decrease in Cash and Cash Equivalents........................................       (7,209)            317
                                                                                   -----------         -------
Cash and Cash Equivalents, beginning of period...................................        9,772           5,745
                                                                                   -----------         -------
Cash and Cash Equivalents, end of period.........................................  $     2,563       $   6,062
                                                                                   -----------         -------
                                                                                   -----------         -------
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for
    Interest.....................................................................  $         5       $      16
                                                                                   -----------         -------
    Income taxes.................................................................  $       331       $     282
                                                                                   -----------         -------
Supplemental Schedule of Noncash Financing Activities
    Issuance of Junglee Stock....................................................  $     8,529       $      --
                                                                                   -----------         -------

  The accompanying notes are an integral part of these consolidated financial statements.

                                 WEBHIRE, INC.
                            (FORMERLY RESTRAC, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1999

(1) BASIS OF PRESENTATION

    The accompanying consolidated financial statements include the accounts of Webhire, Inc. and its wholly-owned subsidiary, Restrac Securities Corporation, collectively referred to in these Notes to Consolidated Financial Statements as "Webhire" or "the Company". All intercompany accounts and transactions have been eliminated in consolidation.

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

    The consolidated balance sheet as of June 30, 1999, the consolidated statements of operations for the three and nine month periods ended June 30, 1999 and 1998, and the consolidated statements of cash flows for the nine month periods ended June 30, 1999 and 1998, are unaudited but, in the opinion of management, include all adjustments (consisting solely of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

    The consolidated results of operations for the three and nine month periods ended June 30, 1999 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 1999 ("Fiscal 1999").

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The accompanying consolidated financial statements reflect the application of certain significant accounting policies described below and elsewhere in the notes to the Fiscal 1998 consolidated financial statements referenced above.

    (A) REVENUE RECOGNITION

    Product revenue includes software license fees. Services revenue--Enterprise includes customer maintenance fees and fees for training, installation and consulting. Services revenue--Internet includes fees for scanning, job posting services and Webhire Recruiter, formerly known as Restrac Webhire. The Company recognizes product and services revenue in accordance with the provisions of Statement of Position No. 97-2, SOFTWARE REVENUE RECOGNITION.

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

                                 WEBHIRE, INC.
                            (FORMERLY RESTRAC, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                 JUNE 30, 1999

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Services revenue from customer maintenance fees for postcontract support is recognized ratably over the maintenance term, which is typically 12 months. When customer maintenance fees are included in an initial software license fee, the Company allocates approximately 15-17% of the software license fee to the first year's maintenance. The amount allocated to customer maintenance fees for the first year is comparable to customer maintenance fees charged separately by the Company. Services revenue from training, installation, consulting, resume scanning and job posting is recognized as the related services are performed. Services revenue from Webhire Recruiter is recognized ratably over the service term.

    Deferred revenue represents payments received by the Company in advance of product delivery or service performance.

    (B) NET (LOSS) INCOME PER SHARE

    SFAS No. 128, EARNINGS PER SHARE, establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. In accordance with SFAS No. 128, basic net
(loss) income per share for the three and nine month periods ended June 30, 1999 and June 30, 1998 is calculated by dividing net (loss) income by the weighted average number of common shares outstanding for those periods.

    Diluted earnings per share includes the effect of dilutive securities. As a net loss is presented for the three and nine month periods ended June 30, 1999, the loss per share was based only on the weighted average number of common shares outstanding. Common equivalent shares outstanding during the 1999 period were not used as their inclusion would have been anti-dilutive.

    The following table reconciles the weighted average common shares outstanding to the shares used in computation of diluted weighted average common shares outstanding:

                                              THREE MONTHS ENDED       NINE MONTHS ENDED
                                                   JUNE 30,                 JUNE 30,
                                           ------------------------  ----------------------
                                               1999         1998        1999        1998
                                           ------------  ----------  ----------  ----------
Weighted average common shares
  outstanding............................    10,075,190   8,298,832   9,743,711   8,254,423
Dilutive effect of options...............            --     259,289          --     300,599
                                           ------------  ----------  ----------  ----------
Diluted weighted average common shares
  outstanding............................    10,075,190   8,558,121   9,743,711   8,555,022

    For both the three and nine month periods ended June 30, 1999, all 1,358,453 potential common shares were excluded from the above calculation as their effect would have been anti-dilutive due to the Company's net loss in those periods. For the three and nine month periods ended June 30, 1998, 213,500 and 210,500 weighted shares, respectively, have been excluded, as their effect would have been anti-dilutive.

                                 WEBHIRE, INC.
                            (FORMERLY RESTRAC, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                 JUNE 30, 1999

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (C) CASH AND CASH EQUIVALENTS

    Cash equivalents are recorded at amortized cost and consist of highly liquid investments with original maturities of three months or less.

    (D) SHORT- AND LONG-TERM INVESTMENTS

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

(3) JUNGLEE INVESTMENT

    On November 18, 1998, the Company acquired certain assets and assumed certain obligations of the Junglee Employment Services business of Amazon.com. In exchange for cash of $6 million and 1,670,273 shares of Webhire common stock valued at $8.5 million, Webhire received exclusive rights to Junglee's online recruitment technologies. Webhire also acquired Junglee's Internet production sites and assumed management and development of the employer and career site business relationships established by Junglee Corp. ("Junglee"). Webhire did not retain any Junglee personnel in connection with the transaction. The investment is being amortized over 2 years.

(4) BUSINESS SEGMENT INFORMATION

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

    The Company has two reportable segments: enterprise software solutions and Internet and transaction-based solutions, the latter of which started to emerge in fiscal 1997 with the offering of outsourced services (E.G., resume scanning, acknowledgement letters) and the research and development activities undertaken for this segment. The Internet and transaction-based solutions segment provides outsourced management of private candidate pools via Webhire Recruiter, subscription services to public pools and job-posting sites, the job-posting services initiated with the Junglee transaction, resume scanning, reference checking and other fee-based staffing functions. The enterprise software solutions segment provides perpetual licenses to the Company's software products and the related maintenance, training, implementation and consulting services in support of such licenses.

                                 WEBHIRE, INC.
                            (FORMERLY RESTRAC, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                 JUNE 30, 1999

(4) BUSINESS SEGMENT INFORMATION (CONTINUED)
    The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Expenses related to general corporate functions such as Information Technology, Finance and Human Resources and general and administrative costs such as depreciation, rent and utilities are allocated to the reportable segments based on relative headcount as a basis of relative usage. Income tax provision (benefit) is allocated to the reportable segments in deriving segment profit (loss) based on each segment's pro rata income or loss before income tax provision (benefit). The Company has no intersegment sales and transfers, and does not allocate assets to the operating segments.

    The Company's reportable segments are strategic business units that offer different solutions tailored to a customer's needs. They are managed separately because each business requires different technology and sales and marketing strategies.

                                                         THREE MONTHS ENDED JUNE 30, 1999:
                                                ----------------------------------------------------
                                                INTERNET AND  ENTERPRISE
                                                TRANSACTIONS   SOFTWARE       OTHER     CONSOLIDATED
                                                ------------  -----------  -----------  ------------
Total Revenue.................................   $    1,442    $   4,704    $      --    $    6,146
Research & Development........................   $    1,139    $   1,013    $      --    $    2,152
Depreciation and Amortization.................   $    2,059    $     342    $      --    $    2,401
Other Income, Net.............................   $       --    $      --    $     102    $      102
Segment (Loss) Profit.........................   $   (5,034)   $     (18)   $     102    $   (4,950)

                                                          THREE MONTHS ENDED JUNE 30, 1998:
                                                ------------------------------------------------------
                                                INTERNET AND   ENTERPRISE
                                                TRANSACTIONS    SOFTWARE       OTHER     CONSOLIDATED
                                                -------------  -----------  -----------  -------------
Total Revenue.................................    $     652     $   7,288    $      --     $   7,940
Research & Development........................    $      74     $     973    $      --     $   1,047
Depreciation and Amortization.................    $      58     $     390    $      --     $     448
Other Income, Net.............................    $      --     $      --    $     153     $     153
Segment (Loss) Profit.........................    $    (373)    $     732    $     148     $     507

                                                          NINE MONTHS ENDED JUNE 30, 1999:
                                                ----------------------------------------------------
                                                INTERNET AND  ENTERPRISE
                                                TRANSACTIONS   SOFTWARE       OTHER     CONSOLIDATED
                                                ------------  -----------  -----------  ------------
Total Revenue.................................   $    3,449    $  15,522    $      --    $   18,971
Research & Development........................   $    2,545    $   3,008    $      --    $    5,553
Depreciation and Amortization.................   $    4,826    $   1,119    $      --    $    5,945
Other Income, Net.............................   $       --    $      --    $     379    $      379
Segment (Loss) Profit.........................   $  (10,601)   $    (444)   $     354    $  (10,691)

                                 WEBHIRE, INC.
                            (FORMERLY RESTRAC, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                 JUNE 30, 1999

(4) BUSINESS SEGMENT INFORMATION (CONTINUED)

                                                          NINE MONTHS ENDED JUNE 30, 1998:
                                                ----------------------------------------------------
                                                INTERNET AND  ENTERPRISE
                                                TRANSACTIONS   SOFTWARE       OTHER     CONSOLIDATED
                                                ------------  -----------  -----------  ------------
Total Revenue.................................   $    1,390    $  21,322    $      --    $   22,712
Research & Development........................   $      501    $   3,013    $      --    $    3,514
Depreciation and Amortization.................   $      169    $   1,146    $      --    $    1,315
Other Income, Net.............................   $       --    $      --    $     432    $      432
Segment (Loss) Profit.........................   $   (1,248)   $   1,718    $     364    $      834

(5) SUBSEQUENT EVENTS

    (A) SOFTBANK INVESTMENT

    On July 19, 1999, the Company entered into a stock purchase agreement with Softbank Capital Partners LP and its affiliates (collectively, "Softbank"), pursuant to which Softbank agreed to purchase in a private placement ( the "Private Placement") 3,960,396 shares of common stock at a price per share of $5.05, for an aggregate purchase price of $20,000,000. The purchase price of $5.05 per share represented the average closing price of the common stock for the twenty trading days immediately preceding the date the parties entered into the stock purchase agreement. Consummation of the Private Placement is conditioned upon, among other things, the approval of the stockholders of the Company.

    Also on July 19, 1999, Softbank entered into a separate stock purchase agreement with Amazon.com, Inc. ("Amazon") to purchase 1,670,273 shares of the common stock of Webhire held by Amazon. Assuming the consummation of the Private Placement and the acquisition of common stock from Amazon, Softbank will own 5,630,669 shares of Webhire common stock, representing approximately 39.2% of the total outstanding shares.

    (B) YAHOO! INVESTMENT AND SERVICE AGREEMENT

    On July 29, 1999, Webhire announced that Yahoo! Inc., a Softbank affiliate ("Yahoo!"), will share in the Private Placement with the purchase of at least $1.5 million of the common stock of Webhire.

    Additionally, Webhire and Yahoo! have entered into a service agreement whereby, among other things, Webhire plans to provide resume management technology and services to Yahoo! to create an online resume database, called YAHOO! RESUMES.

    (C) HIREWORKS, INC. ACQUISITION

    On July 9, 1999, the Company acquired 100% of the outstanding capital stock of HireWorks, Inc. in exchange for cash and common stock of Webhire valued at approximately $2 million. HireWorks, Inc. is a developer of an Internet-based candidate search agent to be called HireFast. The acquisition will be accounted for as a purchase, and the majority of the purchase price will be allocated to the technology acquired and will be amortized over two years.

    Unaudited pro forma information related to the HireWorks acquisition is not included as the impact is not material to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 WEBHIRE, INC.
                            (FORMERLY RESTRAC, INC.)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      FOR THE THREE AND NINE MONTH PERIODS ENDED JUNE 30, 1999 (CONTINUED)

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

CONSOLIDATED RESULTS OF OPERATIONS (IN THOUSANDS)

    REVENUE

    Total revenue for the three and nine month periods ended June 30, 1999 was $6,146 and $18,971 compared to $7,940 and $22,712 for the three and nine month periods ended June 30, 1998, representing decreases of 23% and 16%, respectively.

    PRODUCT REVENUE. Product revenue, which relates to the enterprise software solutions segment, was $1,593 for the three months ended June 30, 1999 compared to $4,322 for the three months ended June 30, 1998. For the nine months ended June 30, 1999, product revenue was $6,129 compared to $12,486 for the comparable 1998 period. Protracted sales cycles resulting from the transition to an Internet/intranet product line, the introduction in the market of competitive Internet-based and outsourced solutions, a general stagnation in sales of client-server software solutions, and Year 2000 and other information technology constraints were the primary contributors to this reduction. Because the Company's product revenue consists of a small number of large dollar transactions, wide fluctuations can be experienced from period to period. Such fluctuations are not necessarily indicative of future results.

    SERVICES REVENUE. Services revenue--Enterprise increased 5% to $3,111 and 6% to $9,393 for the three and nine months ended June 30, 1999, respectively, as compared to $2,966 and $8,836 for the comparable 1998 periods. Services revenue--Internet increased 121% to $1,442 and 148% to $3,449 for the three and nine months ended June 30, 1999, respectively, as compared to $652 and $1,390 for the comparable 1998 periods. Continued growth of the customer base in the emerging Internet segment accounts for the increases realized. There were 161 Webhire Recruiter customers as of June 30, 1999, compared to 34 the prior year.

                                 WEBHIRE, INC.
                            (FORMERLY RESTRAC, INC.)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      FOR THE THREE AND NINE MONTH PERIODS ENDED JUNE 30, 1999 (CONTINUED)

    COST OF REVENUE

    COST OF PRODUCT REVENUE. Cost of product revenue represented 14% and 10% of total product revenue for the three and nine months ended June 30, 1999, respectively, as compared to 3% for both the three and nine months ended June 30,1998. The increase as a percentage of product revenue is due primarily to increased costs in royalties due under third party licensing arrangements for the Webhire Enterprise product.

    COST OF SERVICES REVENUE.

    Cost of Services revenue--Enterprise decreased 7% to $1,465 and 8% to $4,410 for the three and nine months ended June 30, 1999, respectively, as compared to $1,577 and $4,783 for the comparable 1998 periods. These reductions, which represent gross margin increases from 46-47% to 53%, are due to management's cost containment measures.

    Cost of Services revenue--Internet increased 64% to $1,275 and 43% to $2,847 for the three and nine months ended June 30, 1999, respectively, as compared to $778 and $1,992 for the comparable 1998 periods. The increase in absolute dollars is principally attributable to costs associated with Webhire Recruiter and the introduction of services in connection with the Junglee transaction. The decreases in costs as a percentage of revenues for the 1999 periods were principally due to economies realized in the ramp-up in Internet and transaction-based revenues during the first nine months of Fiscal 1999.

    OPERATING EXPENSES

    RESEARCH AND DEVELOPMENT. Research and development expenses were $2,152 or 35% of total revenue for the three months ended June 30, 1999 as compared to $1,047 or 13% of total revenue for the comparable Fiscal 1998 period. For the nine month period ended June 30, 1999, research and development expenses were $5,553 or 29% of total revenue as compared to $3,514 or 15% of total revenue for the comparable Fiscal 1998 period. This increase is primarily due to increases in both personnel and consulting expenses in support of the Company's new and existing product development initiatives. The Internet and transaction-based solutions segment accounted for 53% and 46% of total research and development expenses for the three and nine month periods ended June 30, 1999, as compared to 7% and 14%, respectively, for the comparable Fiscal 1998 periods. All of the Company's research and development costs have been expensed as incurred.

    SALES AND MARKETING. Sales and marketing expenses were $2,561 or 42% of total revenue and $8,523 or 45% of total revenue for the three and nine month periods ended June 30, 1999, respectively, as compared to $2,891 or 36% of total revenue and $7,926 or 35% of total revenue for the comparable Fiscal 1998 periods. The decrease in absolute dollars for the three month period ending June 30, 1999, is due primarily to a reduction of sales expenses (principally commissions) in the enterprise division. The third fiscal quarter decrease was partially offset by an expansion of the Webhire Recruiter sales force. The Internet and transaction-based solutions segment accounted for 47% and 39% of total sales and marketing expenses for the three and nine month periods ended June 30, 1999, respectively, as compared to 14% and 13% of total sales and marketing expenses for the comparable Fiscal 1998 periods. The Company expects that sales and marketing expenses may vary from quarter to quarter as a percentage of total revenue.

                                 WEBHIRE, INC.
                            (FORMERLY RESTRAC, INC.)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      FOR THE THREE AND NINE MONTH PERIODS ENDED JUNE 30, 1999 (CONTINUED)

    GENERAL AND ADMINISTRATIVE. General and administrative expenses were $1,610 or 26% of total revenue and $4,193 or 22% of total revenue for the three and nine month periods ended June 30, 1999, respectively, as compared to $824 or 10% of total revenue and $3,105 or 14% of total revenue for the comparable Fiscal 1998 periods. The absolute dollar increase for the three and nine month periods of Fiscal 1999 as compared to Fiscal 1998 is the result of Information Technology personnel increases in support of the Company's infrastructure.

    OTHER INCOME, NET

    Other income decreased to $102 for the three month period ended June 30, 1999 from $153 for the comparable Fiscal 1998 period due to lower investment balances.

    (BENEFIT) PROVISION FOR INCOME TAXES

    The Company's effective tax rate was 0% and 5% for the three and nine month periods ended June 30, 1999, respectively, as compared to 40% for both the three and nine month periods of Fiscal 1998. The effective tax rate represents the Company's estimate of the rate expected to be applicable for the full fiscal year. The change in the effective tax rate resulted from the Company's taking a benefit in Fiscal 1999 based on the anticipated refund of taxes paid in Fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES (IN THOUSANDS)

    At June 30, 1999, the Company had cash and cash equivalents and short- and long-term investments of $5,414, a decrease of $11,915 from $17,329 at September 30, 1998. Working capital was $3,423 at June 30, 1999 as compared to $15,304 at September 30, 1998, a decrease of $11,881. The reductions were due principally to cash outlays in connection with the Junglee transaction and cash used in operating activities.

    Use of cash in operating activities consisted mainly of the net loss for the nine month period ended June 30, 1999 of $10,691, the offsetting effects of depreciation and amortization of $5,945 and the timing of receipts and disbursements, resulting in prepayment of certain expenses, decreases in accounts and installments receivable and fluctuations in certain liabilities.

    The Company used $3,764 in investing activities during the first nine months of Fiscal 1999, principally for the investment in Junglee of $6,782 and the purchase of property and equipment of $1,886 (primarily computer equipment).

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

    The Company believes that its current cash and cash equivalent and short-term investment balances, the anticipated cash from the proposed Softbank investment and any cash provided by future

                                 WEBHIRE, INC.
                            (FORMERLY RESTRAC, INC.)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      FOR THE THREE AND NINE MONTH PERIODS ENDED JUNE 30, 1999 (CONTINUED)

operations will be sufficient to meet its working capital expenditure requirements for the next twelve months. Although operating activities may provide cash in certain periods, operating and investing activities may use cash in other periods. Consequently, any future growth may require the Company to obtain additional equity or debt financing.

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

                                 WEBHIRE, INC.
                            (FORMERLY RESTRAC, INC.)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      FOR THE THREE AND NINE MONTH PERIODS ENDED JUNE 30, 1999 (CONTINUED)

it appears the Company or its key vendors will not be Year 2000 compliant, and such non-compliance is expected to have a material adverse impact on the Company's operations.

    Year 2000 issues are affecting the purchasing patterns of customers and potential customers in a variety of ways. Many companies are expending significant resources to replace or remedy their current hardware and software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company. The Company does not believe that there is any practical way to ascertain the extent of such a reduction in purchasing resources of its customers. Any such reduction could, however, result in a material adverse effect on the Company's business, operating results and financial condition. The Year 2000 issue is pervasive and complex, as virtually every computer operation will be affected in some way. Consequently, no assurance can be given that Year 2000 compliance can be achieved without significant additional costs.

FACTORS AFFECTING FUTURE OPERATING RESULTS

    The Company operates in a dynamic and rapidly changing environment that involves risks and uncertainties. The following section lists some, but not all, of these risks and uncertainties which may have a material adverse effect on the Company's business, financial condition or results of operations. This section should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and Management's Discussions and Analysis of Financial Condition and Results of Operations for the years ended September 30, 1998, 1997 and 1996 and for the quarters ended June 30, 1999 and 1998.

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

                                 WEBHIRE, INC.
                            (FORMERLY RESTRAC, INC.)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      FOR THE THREE AND NINE MONTH PERIODS ENDED JUNE 30, 1999 (CONTINUED)

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

    POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

    The Company's results of operations have been, and may in the future be, subject to significant quarterly fluctuations, due to a variety of factors, including the relatively lengthy sales cycle for the Company's enterprise products, the relatively large size of a typical enterprise product sale, the timing of contracts, the introduction of new products by the Company or its competitors, capital spending patterns of customers, the Company's sales incentive strategy (which is based in part on annual sales

                                 WEBHIRE, INC.
                            (FORMERLY RESTRAC, INC.)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      FOR THE THREE AND NINE MONTH PERIODS ENDED JUNE 30, 1999 (CONTINUED)

targets) and general economic conditions. A substantial portion of the Company's enterprise sales often occurs during the last few weeks of each quarter; therefore, any delays in orders or shipments are more likely to result in revenue not being recognized until the following quarter. The Company's current expense levels are based in part on its expectations of future revenue and, as a result, net income for a given period could be disproportionately affected by any reduction in revenue. There can be no assurance that the Company will be able to achieve significant revenue, that the level of revenue in the future will not decrease from past levels or that in some future quarter the Company's revenue or operating results will not be below the expectations of stock market securities analysts and investors. In such event, the Company's profitability and price of its Common Stock would likely be materially and adversely effected.

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

    DEPENDENCE ON PRINCIPAL PRODUCT

    The Company currently derives most of its revenue from its Webhire Enterprise product (formerly Restrac Hire). As a result, any factor adversely affecting sales of this product could have a material adverse effect on the Company.

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

                                 WEBHIRE, INC.
                            (FORMERLY RESTRAC, INC.)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      FOR THE THREE AND NINE MONTH PERIODS ENDED JUNE 30, 1999 (CONTINUED)

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

                                 WEBHIRE, INC.
                            (FORMERLY RESTRAC, INC.)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      FOR THE THREE AND NINE MONTH PERIODS ENDED JUNE 30, 1999 (CONTINUED)

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    Information relating to quantitative and qualitative disclosure about market risk is set forth under the caption "Short- and Long-Term Investments" in Note 2(d) of the Notes to Consolidated Financial Statements. The Company does not have material foreign currency risks.

                                 WEBHIRE, INC.
                            (FORMERLY RESTRAC, INC.)

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    On June 3, 1999, the Company issued a warrant (the "Warrant") to purchase 114,659 shares of its common stock to Yahoo! in partial consideration for Yahoo!'s agreement to enter into the Yahoo!, Inc. and Webhire, Inc. Services Agreement. No registration under the Securities Act of 1933, as amended (the "Securities Act"), was required in connection with the issuance of the Warrant because the issuance was a transaction not involving a public offering (Section 4(2) of the Securites Act).

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5.  OTHER INFORMATION

    None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits furnished as Exhibits hereto:

 EXHIBIT NO.                                                DESCRIPTION
-------------  -----------------------------------------------------------------------------------------------------
        2.1    Agreement and Plan of Merger, dated as of June 9, 1999, by and among Webhire, Inc., HWK Acquisition
                 Corp., HireWorks, Inc. and the stockholders of HireWorks, Inc
       10.1    Stock Purchase Agreement dated July 19, 1999, between Webhire, Inc. and Softbank Capital Partners, LP
       10.2*   Yahoo! Inc. and Webhire, Inc. Services Agreement dated as of June 3, 1999, by and between Yahoo! Inc.
                 and Webhire, Inc.
       10.3*   Amendment No. 1 to Yahoo! Inc. and Webhire, Inc. Services Agreement dated July 27, 1999, by and between Yahoo! Inc. and Webhire, Inc.
       27.1    Financial Data Schedule Pursuant to Regulation S-X

------------------------

* Certain portions of this document have been omitted pursuant to a confidential treatment request filed with the Securities and Exchange Commission (the "Commission"). The omitted portions have been filed separately with the Commission.

(b) No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1999.

                                 WEBHIRE, INC.
                            (FORMERLY RESTRAC, INC.)

PART III--SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                WEBHIRE, INC.

                                     /s/ MARTIN J. FAHEY
                                     -----------------------------------------
                                     Martin J. Fahey
Date: August 16, 1999                Chief Executive Officer

                                     /s/ CYNTHIA G. EADES
                                     -----------------------------------------
                                     Cynthia G. Eades
                                     Chief Financial Officer