Form 10-K
period 1999-09-30
WEBHIRE INC
filed 1999-12-29
CIK 1013322

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                                ---------------

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED: SEPTEMBER 30, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER: 0-20735

                            ------------------------

                                 WEBHIRE, INC.

                            (FORMERLY RESTRAC, INC.)

             (Exact name of Registrant as specified in its charter)

             DELAWARE                           04-2935271
  (State or other jurisdiction of      (IRS Employer Identification
  incorporation or organization)                   No.)

        91 HARTWELL AVENUE
           LEXINGTON, MA                           02421
  (Address of principal executive               (zip code)
             offices)

                                 (781) 869-5000

                        (Registrant's telephone number)

                         ------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes __ X __ No ________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  [      ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on December 13, 1999, as reported on NASDAQ National Market System was approximately $83,200,000. Shares of Common Stock held by each executive officer and director and by each person who owned 5% or more of the outstanding Common Stock as of such date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant's $0.01 par value Common Stock outstanding on December 17, 1999, was 14,502,921.

Part III incorporates by reference from the definitive proxy statement for the registrant's fiscal 1999 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 WEBHIRE, INC.
                                   FORM 10-K
                               TABLE OF CONTENTS

ITEM                                                                      PAGE
----                                                                  --------
                                    PART I
1.      Business....................................................      2
2.      Properties..................................................     12
3.      Legal Proceedings...........................................     12
4.      Submission of Matters to a Vote of Securities Holders.......     12

                                   PART II
5.      Market for Registrant's Common Stock and Related Stockholder     12
          Matters...................................................
6.      Selected Consolidated Financial Data........................     13
7.      Management's Discussion and Analysis of Financial Condition      14
          and Results of Operations.................................
8.      Financial Statements and Supplementary Data.................     27
9.      Changes in and Disagreements with Accountants on Accounting      27
          and Financial Disclosure..................................

                                   PART III
10.     Directors and Executive Officers of the Registrant..........     28
11.     Executive Compensation......................................     28
12.     Security Ownership of Certain Beneficial Owners and              28
          Management................................................
13.     Certain Relationships and Related Transactions..............     28

                                   PART IV
14.     Exhibits, Financial Statement Schedules, and Reports on Form     29
          8-K.......................................................

                                     PART I

    STATEMENTS MADE OR INCORPORATED IN THIS FORM 10-K INCLUDE A NUMBER OF FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. FORWARD LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS "ANTICIPATES", "BELIEVES", "EXPECTS", "INTENDS", "FUTURE", AND WORDS OF SIMILAR IMPORT WHICH EXPRESS MANAGEMENT'S BELIEFS, EXPECTATIONS OR INTENTIONS REGARDING THE COMPANY'S FUTURE PERFORMANCE. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS. CERTAIN FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE ARE DISCUSSED IN THE SECTION ENTITLED "FACTORS AFFECTING FUTURE OPERATING RESULTS" WHICH BEGINS ON PAGE 19 OF THIS FORM 10-K.

ITEM 1. BUSINESS

OVERVIEW

    Webhire, Inc. ("Webhire" or the "Company") designs, develops, markets, implements and supports Internet- and intranet-based recruiting solutions to automate candidate sourcing, Internet job posting, and recruitment management at corporations, organizations, Internet portals, and online career sites. The Company's solutions enable organizations to strategically manage their recruiting and staffing activities online and streamline their Internet recruiting process. The Company markets these services to corporations who are experiencing rapid growth, a shortage of skilled labor and an urgent need to complete staffing initiatives.

    In June 1999, the Company entered into an alliance with Yahoo!, Inc. (see
Note 3 of Notes to Consolidated Financial Statements). Through this alliance, the Company develops, markets, and supports three services which are co-branded with the Yahoo! name: Yahoo! Recruiter, a complete end-to-end Internet recruiting solution which is sold primarily to corporate recruiters, Yahoo! Careers Resume Shop, a free resume management application for job seekers, and Yahoo! Resumes, an online tool that corporate recruiters use to search the resumes contained in the Yahoo! Careers Resume Shop database. The Company's solutions are the exclusive means for corporations to gain access to the online candidates within the Yahoo! Careers Resume Shop. The Company shares revenues from these services with Yahoo!.

    The Company also delivers products which are marketed under the Webhire brand: Webhire Agent, an automated web search agent; Webhire Enterprise, a complete, integrated recruiting suite designed to meet the needs of large organizations; Webhire JobPost, an automated solution for corporate job posting; and Webhire Job Canopy, a complete solution for career site management that is marketed to Internet media company and portal sites.

    The Company delivers its Internet solutions to customers using a web services model, selling the services on a subscription basis, for direct access by subscribers over the Internet via a standard web browser. The Company's solution for large organizations, Webhire Enterprise, is sold through both the application service provider (ASP) model and also as traditionally licensed software.

    The Company's principal offerings are Internet based online recruiting services. These services are implemented using standard industry protocols, such as TCP/IP, HTTP and XML. The service based approach provides our customers with a robust set of product features and a high performance end user experience without requiring them to install any software. Our service infrastructure is based on leading edge technologies from a number of vendors including Microsoft, Oracle and Sun. The infrastructure is designed for high performance, scaleability and high availability. The use of open standards in the design of our systems facilitates easy integration with applications operated by our partners and customers.

    The Company was incorporated in 1982 as a Massachusetts corporation and was reincorporated as a Delaware corporation in 1994. As of June 1, 1999 the Company effected a name change to Webhire, Inc. Restrac Securities Corporation, a wholly-owned subsidiary of Webhire, Inc., was incorporated in September, 1996 as a Massachusetts securities corporation for the purpose of holding and managing certain of the Company's cash and investments.

    In November 1998, the Company purchased the exclusive rights, within the online recruiting space, to technology originally developed by Junglee Corporation and owned, at that time, by Amazon.com (see Note 4 of Notes to Consolidated Financial Statements). The Company acquired technology and customers through this agreement. The Junglee technology has been integrated and enhanced and is the backbone of the Company's JobPost and Job Canopy services.

    In May of 1999, the Company purchased Hireworks, Inc., a developer of innovative resume searching technology that automatically searches the entire Internet for resumes, matching them against customer specified criteria (see
Note 4 of Notes to Consolidated Financial Statements). This technology has been enhanced and is today marketed as the Webhire Agent service.

INDUSTRY BACKGROUND

    Recruiting has emerged as one of the most strategic corporate initiatives. U.S. employment, as reported by the U.S. Department of Labor, has reached historically high levels. In general, there is an unprecedented shortage of candidates available to fill an increasing number of jobs. In fact, today there is a "job gap"--according to some industry analysts there are over 2 million jobs that remain open because there are no qualified candidates in the labor market to fill them. This is not a temporary phenomenon. U.S. Census data indicates that the population of 30-45 year olds, the primary labor pool for middle managers across U.S. corporations, peaked in 1997 and is actually declining in real terms. Today's candidate shortage represents the norm for the future labor market.

    Traditional recruiting methods, print advertisements and professional recruiters (or "headhunters"), lose their effectiveness in a market where there is a shortage of candidates. During the past three years, the Internet has evolved into a sophisticated and ubiquitous communications infrastructure. The Internet has emerged as the critical medium for recruiting because it brings candidates and employers together in a directly connected marketplace. On the Internet, an employer has access to literally millions of resumes, they can post job openings at thousands of online job boards, and they can communicate with candidates in seconds.

    Internet recruiting has become a central staffing strategy for today's corporation. How effectively a company utilizes the Internet for recruiting is rapidly becoming a synonym for how effectively a company recruits.

WEBHIRE INTERNET RECRUITING SOLUTIONS

    The Company's Internet recruiting services enable organizations to recruit more efficiently in today's tight labor market. The Company's services enable corporations to reduce the time and effort required to source candidates on the Internet, provide tools that help corporate recruiters and hiring managers identify the best possible talent for open positions and enable the management of the entire staffing process online. Because the Company's primary solutions are provided to employers over the Internet, start-up times and extensive IT infrastructure requirements are eliminated.

    DIRECT INTERNET SOURCING. The Company provides several services which enable corporate recruiters to directly source candidates from the Internet. The Company, as a result of the Yahoo!, Inc. business venture and its other partners, manages and maintains large pools of candidate resumes on the Internet. As of December 1999, there are approximately 250,000 resumes accessible for targeted searching through the Company's proprietary recruiting solutions. The Company, as a result of its HireWorks, Inc. acquisition, also offers an automated intelligent search agent that conducts resume searching and ranking across the entire Internet. It is estimated that approximately
2 million resumes are accessible through the Company's agent technology.

    INTEGRATED INTERNET JOB POSTING. There are now hundreds of career sites and thousands of use.net discussion groups in existence on the Web, each with its own specific job posting format and protocol. A successful corporate recruiting strategy includes job posting to use multiple destinations that reach national, regional and special interest audiences. The Company provides integrated job posting solutions that enable jobs to be posted to multiple job boards in one simple operation. As of December 1999, the Company is managing 300,000 job postings on behalf of its customers.

    RESUME PROCESSING. The creation of a private online electronic database of resumes is central to the Company's candidate management solutions. The Company processes resumes, faxes, e-mail and direct web applications using the latest optical character recognition technologies. The Company processed approximately 2 million resume pages during 1999. The processed resumes are stored online in secure databases that are accessible only to the customer. The resulting electronic resume pool represents a knowledge asset that can be shared throughout an organization. Manual input is virtually eliminated, allowing organizations to collect and store skills and experience data on hundreds of thousands of candidates. The Company's services provide a shared, re-useable pool of candidates, limiting the need for organizations to use employment agencies and advertising to source candidates.

    SOPHISTICATED SKILLS MANAGEMENT AND SELECTION. The Company's software uses a sophisticated search process to rapidly identify and rank qualified candidates based on skills criteria determined by the user. User searches are enhanced by the Company's integrated skills library, which translates high-level job requirements into the words and synonyms commonly used by candidates on resumes.

    CANDIDATE MANAGEMENT PROCESS. The Company's solutions incorporate a user-friendly, process-oriented graphical user interface (GUI) designed to simplify the administration of the candidate management process including job requisition creation and editing, candidate tracking, and integrated reporting on the hiring process and sourcing effectiveness. These capabilities reduce delays typical to the staffing process and eliminate redundancies.

    By providing an easily-accessible, shared, re-useable pool of candidates, the Company's software allows organizations to significantly reduce recruitment advertising costs and employment agency fees. In addition, the Company's software is designed to increase recruiter productivity through the elimination of manual entry of resume information and by increasing the efficiency of the hiring process.

STRATEGY

    The Company's objective is to extend its current market leader position in the Internet recruiting marketplace to become the standard solution for corporate Internet recruiting. The Company has developed a pyramid of subscription-based Internet recruiting services that offer many different entry points into the Company's solution set. As customers' Internet recruiting needs mature and grow, the Company provides additional service offerings that extend the features and capabilities of the solution. Taken individually, the Company's services meet the needs of virtually the entire corporate recruiting marketplace. Today, the Company's solutions are used by companies as small as 25-50 employees, are the recruiting standard at hundreds of Fortune 1000 companies and are being adopted regularly across the broad market of companies in the middle market. The Company estimates that there are approximately 250,000 corporations and 25 million hiring managers in its target audience.

    The Company's solutions range in price from hundreds of dollars per month for entry-level Internet sourcing tools, to tens of thousands of dollars a month for complete enterprise recruiting solutions. At the top of the Company's solution pyramid, a customer has an option to purchase and install the Company's solution as a traditionally licensed software application. The Company believes that the solution pyramid approach will yield larger subscription contracts through the placements of additional services at existing accounts.

PRODUCTS

    The Company has developed a wide-ranging suite of service offerings that span many aspects of Internet recruiting. These offerings, which are sold primarily to small and mid-sized corporations, include Yahoo! Recruiter (introduced as Webhire Recruiter in November 1997, upgraded and renamed in September 1999), Yahoo! Resumes (introduced in December 1999), Webhire Agent (introduced in November 1999), and Webhire JobPost (introduced in
November 1998). The Company also provides an infrastructure and site management service, Webhire JobCanopy, introduced in November 1998, to Internet media companies. Finally, the Company delivers Webhire Enterprise, released in June 1998 as a comprehensive recruiting automation suite designed specifically to meet the needs of large organizations.

    YAHOO! RECRUITER, powered by Webhire, is a complete, end-to-end solution for Internet recruiting automation. Corporate recruiters use Yahoo! Recruiter to manage requisitions online, post jobs, search for candidates at Yahoo! Careers and within other Webhire-managed online candidate pools such as JWT Specialized Communications Resume Works, track hiring status and report on staffing activities. The service offering includes complete resume processing and management, enabling corporations to save money and resources by moving their entire recruiting process online.

    YAHOO! RESUMES, powered by Webhire, provides customers with direct access to the candidate resumes at Yahoo! Careers. Using the service's sophisticated searching screens, customers can create skills based searches that are targeted geographically. The resulting ranked list of the best fitting resumes for a job puts talent in front of a recruiter or hiring manager in seconds, without the need for advertising campaigns and external recruiters.

    WEBHIRE AGENT is an intelligent web agent that searches the entire Internet for resumes, evaluating and scoring found resumes against customer-defined skills requirements for a job opening. Webhire Agent returns a relevance ranked list of the best qualified resumes it discovered on the Internet. Optionally, Webhire Agent can initiate an e-mail correspondence with candidates who meet or exceed a user-specific scoring threshold.

    WEBHIRE JOBPOST is an automated job publishing service that collects job listings from a customer's Web site and re-publishes those listings at career sites across the Internet. A customer subscribing to JobPost need only keep their careers pages up to date, the JobPost technology manages the movement of those jobs to the one or more job boards that the customer has designated. At any moment, the Company is managing approximately 300,000 active job postings using this technology.

    WEBHIRE JOB CANOPY is a technology that Internet media companies use to outsource the management of their online job listings to the Company. Job Canopy provides career sites with integrated job listings, automated job posting for their customers, job searching tools for job-seekers who visit the media company career site and a direct job posting connection to the Company's customers who are using the Company's JobPost service.

    WEBHIRE ENTERPRISE is a complete, integrated recruiting automation suite designed specifically for large organizations. The technology can be delivered to customers as an ASP service or as traditionally licensed software. Webhire Enterprise incorporates requisition management, resume processing, candidate ranking, staffing workflow automation, and customizable reporting features. Through the service's Manager's Workbench option, customers can connect hiring managers across their organization enabling hiring managers to directly initiate job requisitions, review resumes online, manage team interviews and initiate a job offer. New hire information contained in the Webhire Enterprise database is easily integrated with PeopleSoft and SAP Human Resource Information Solutions.

CUSTOMER SERVICES

    The Company believes that superior customer service and support are critical to customer satisfaction. As of September 30, 1999, the Company's customer service organization included 60 employees, providing Professional Services, Technical Support and Outsourced Services.

    PROFESSIONAL SERVICES. The Professional Services Group manages system implementation, provides additional services such as process design and system tailoring and provides basic and advanced training both online, on-site during system implementation and at the Company's Corporate Training Centers throughout the year.

    TECHNICAL SUPPORT. The Technical Support Group provides daily assistance to customers with maintenance agreements through the Company's support help line. The Company provides support Monday through Friday from 8:30 a.m.-8:00 p.m. Eastern Time as well as 9:00 a.m.-6:00 p.m. Greenwich Time to support the Company's European customers.

    OUTSOURCED SERVICES. Outsourced Services were introduced by the Company in July 1996 and consist of scanning services, provided principally through third-party arrangements, and correspondence generation.

TECHNOLOGY

YAHOO! RECRUITER

    Yahoo! Recruiter, the Company's Internet-based service offering, is based on open, extensible Internet development tools. It makes wide use of standard technologies. This adherence to standard technologies ensures that Yahoo! Recruiter can be scaled as demand for the service increases. Client access to the Webhire system is provided through either Microsoft or Netscape World Wide Web browsers.

WEBHIRE ENTERPRISE

    Webhire Enterprise is a Microsoft Windows-based application which operates over a standard TCP/IP intranet connection. The application server component of the product utilizes Microsoft Windows NT Server and Microsoft Internet Information Server. Client access is provided via both a Windows application and a browser interface which is compatible with Microsoft Windows 95/98 or Microsoft Windows NT. This architecture combines the functionality of a traditional client/server application with the easy deployability of an intranet application.

PRODUCT DEVELOPMENT

    The Company believes that its future success will depend upon its ability to enhance its existing software and develop and introduce new products and functions which keep pace with rapid changes in the marketplace. The Company has made increasing investments in its engineering and quality groups to broaden its product and service offerings, enhance product functionality, improve performance and expand the ability of its software to inter-operate with third-party software. Research and development expenses totaled (in thousands) $7,798, $5,588 and $5,446 for fiscal years 1999, 1998, and 1997, respectively.
While the Company expects that certain of its new products and functions will be developed internally, the Company may, based on timing and cost considerations, expand its product offerings through acquisitions or strategic relationships. Software products as complex as those currently under development by the Company are subject to frequent delays and there can be no assurance that the Company will not encounter difficulties that could delay or prevent the successful and timely development, introduction and marketing of these potential new products.

SALES AND MARKETING

    The Company markets its Recruiter service through telesales representatives and sales personnel located in Lexington, Massachusetts, Foster City, California, and Chicago, Illinois. The average sales cycle for this service is substantially shorter than that experienced for the Company's enterprise products.

    The Company markets its enterprise products and services through a direct sales force in North America. The Company supports its sales force through comprehensive marketing programs which include public relations, direct mail, advertising, seminars, trade shows, ongoing customer communication programs and strategic relationships. While the sales cycle varies from customer to customer, it typically spans four to nine months from generation of a lead from one of these sources to execution of a license agreement. The Company's direct sales force is structured regionally and is managed through sales and service offices in Lexington, Massachusetts and Foster City, California, and through sales personnel located in Dallas, Chicago, New York, Raleigh, and Toronto.

CUSTOMERS

    The following is a partial listing of the Company's customers as of September 30, 1999:

FINANCIAL SERVICES             INSURANCE                      E-COMMERCE
Aim Management Group           Trigon Blue Cross/Blue Shield  Akamai Technologies
American Express               John Hancock                   Art Technology Group
Bank of America                Phoenix Home Life              CMGI
BankBoston                     Prudential                     daly.commerce
M&T Bank                                                      Encoding.com
Visa USA                       TECHNOLOGY/COMMUNICATIONS      iCopyright.com
The World Bank                 Amdahl                         Inforonics
                               The Boeing Company             LifetecNet.com
PUBLISHING/ENTERTAINMENT       EMC                            living.com
Blockbuster Entertainment      Hewlett-Packard                Morningstar, Inc.
Gannett                        Lockheed                       Oasis Technology
The New York Times             Microsoft                      One to One Interactive
Paramount Pictures                                            Open Market, Inc.
Random House                   CONSUMER                       Open Text Corporation
                               British Airways                PC Connection
ENGINEERING/CONSULTING         Canadian Tire                  Pets.com
CH2M Hill                      Cargill                        Point.com, Inc.
Logica                         Levi Strauss                   SilknetSoftware.com
Mason & Hanger                 Nabisco                        Silverstream
                               Staples                        Value America
HEALTHCARE/PHARMACEUTICALS     Starbucks                      WebLine Communications Corp.
Abbott Laboratories            the good guys!                 Yahoo! Inc.
Bristol Myers Squibb
Johnson & Johnson
The Mayo Clinic
Memorial Sloan Kettering
PacifiCare
Pfizer
SmithKline Beecham
Genentech

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

YAHOO!, INC.

    In June 1999, the Company entered into an alliance with Yahoo!, Inc. Through this alliance, the Company develops, markets, and supports three services which are co-branded with the Yahoo! name: Yahoo! Recruiter, a complete end-to-end Internet recruiting solution which is sold primarily to corporate recruiters, Yahoo! Careers Resume Shop, a free resume management service which is offered at Yahoo! Careers, and Yahoo! Resumes, an online tool that corporate recruiters use to search the resumes contained in the Yahoo! Careers Resume Shop database. The Company's solutions are the exclusive means for corporations to gain access to the online candidates within the Yahoo! Careers Resume Shop. The Company shares revenues from these services with Yahoo!.

VERITY, INC.

    The Company's software incorporates the text search software tools developed by Verity, Inc., a Technology Partner, which allows Webhire clients to search through vast amounts of candidate and job data, delivering only the most relevant information directly to the desktop.

SAZTEC INTERNATIONAL

    SAZTEC International, a leading provider of information management services, is a certified Webhire scanning partner. As such, SAZTEC provides the Company with a variety of resume processing services, including resume scanning, clean-up and verification, contact information extraction, and acknowledgement card shipping. SAZTEC processes hard copy, fax and e-mailed resumes. During fiscal year 1999, SAZTEC processed over two million resume pages for the Company.

INTERNET JOB POSTING PARTNERS

    The Company's Internet job posting services provide customers with access to over 2,000 online job posting destinations. These destinations include major national career sites, regional career sites, and special interest or affinity sites. The following are a representative list of the Company's job posting partners:

Yahoo! Careers                                            BlackVoices.com
Monster.com                                               washingtonjobs.com
Careerpath.com                                            GlobeCareers.com
America's Job Bank                                        thepavement.com
Career Mosaic                                             Careermag.com
Excite@Home Careers Network

COMPETITION

    The marketplace for staffing solutions is intensely competitive and is rapidly changing. Traditional Client/Server providers have been eclipsed by providers of Internet recruiting services. The growth in the marketplace is coming from smaller and mid-sized corporations who are demanding online solutions that leverage the new online marketplace for candidates.

    Across the many market segments where the Company provides recruiting solutions, the Company has distinct competitors. No single company competes with the Company across all of its markets.

    The Company's chief direct competitors in the Internet recruiting business services marketplace are Hire Systems, Inc. and ISearch, both privately-held developers of online staffing automation solutions. The Company also competes against other recruiting automation services providers and job posting services.

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

EMPLOYEES

    As of September 30, 1999, the Company had 209 full time employees consisting of 57 in sales and marketing, 47 in product development, 60 in client services and 45 in corporate operations. The Company's employees are not represented by any collective bargaining organizations, and the Company has never experienced any work stoppages. The Company considers its relations with its employees to be good.

EXECUTIVE OFFICERS AND DIRECTORS

NAME                                                AGE                         POSITION
----                                              --------                      --------
Lars D. Perkins.................................     40      Chairman of the Board
Martin J. Fahey.................................     45      President, Chief Executive Officer and
                                                             Director
Thomas F. Brady.................................     47      Vice President of Internet Services and
                                                             Operations
Cynthia G. Eades................................     43      Chief Financial Officer, Vice President of
                                                             Finance, Treasurer and Secretary
Raymond M. Desrochers...........................     32      Vice President of Product Development
Ronald M. Visocchi..............................     50      Vice President, General Manager of Enterprise
                                                             Division
Robert J. Lederman, Jr..........................     42      Vice President of Internet Sales
Timothy J. McManus..............................     46      Vice President of Internet Business
                                                             Development
Robert J. Perry.................................     42      Vice President of Marketing
Edward F. Murray................................     44      Vice President of Development for Electronic
                                                             Commerce
Henry M. Margolis...............................     40      Vice President of Internet Strategic Marketing
Russell J. Campanello...........................     43      Director
J. Paul Costello................................     60      Director
Charles R. Lax..................................     40      Director

    LARS D. PERKINS, co-founder of the Company, has served as Chairman of the Board of the Company since 1986. Mr. Perkins served as President of the Company from 1986 to 1997 and as Chief Executive Officer from 1986 to 1999.

    MARTIN J. FAHEY, was named Chief Executive Officer in July 1999. Mr. Fahey was elected President of the Company and as a member of the Board of Directors in July 1997. Mr. Fahey joined the Company as Vice President and Chief Operating Officer in May 1996. From January 1995 to May 1996, Mr. Fahey was an independent consultant for a variety of software companies. From July 1991 to December 1994, he was Chief Executive Officer of Vertigo Development, a multimedia company which Mr. Fahey co-founded. Mr. Fahey was employed by Lotus Development Corporation, a software company, from January 1983 to June 1991, most recently as the Director of Spreadsheet Marketing.

    THOMAS F. BRADY was named Vice President of Internet Services and Operations in November 1998. Mr. Brady joined the Company as Vice President of Client Services in October 1997. From May 1995 to October 1997, he served as Vice President of Services of Kronos, Inc., a leading provider of labor management software. Prior to joining Kronos, Inc., Mr. Brady was employed at Digital Corporation from 1977 to 1995 in various operations and business development management positions.

    RAYMOND M. DESROCHERS was named Vice President of Product Development in November 1998. From October 1995 to October 1998 he served as Vice President of Product Development and Quality. From April 1995 to October 1995, he served as the Company's Director of Product Development and from October 1994 to
March 1995, he served as the Company's Manager of Software Development.
Mr. Desrochers was a senior software engineer for the Company from July 1992 to September 1994. Prior to joining the Company in July 1992, he had been Software Project Manager for New England Business Service, Inc., a company that provides accounting software solutions to both small and medium-sized businesses, from October 1991 to June 1992. Mr. Desrochers resigned from his position effective December 10, 1999.

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

    RONALD M. VISOCCHI was elected Vice President, General Manager of the Enterprise Division in April 1999. Mr. Visocchi joined the Company in
February 1998 as Director of Sales. From March 1995 to January 1998,
Mr. Visocchi was President of the Holos Corporation, a start-up company. From June 1985 to March 1992, Mr. Visocchi was Vice President, General Manager of an Atex Publishing Systems Business Unit of Eastman Kodak. Mr. Visocchi began his career with 13 years in marketing and sales management at Xerox Corporation.

    ROBERT J. LEDERMAN, JR. was named Vice President of Internet Sales in
June 1999. Mr. Lederman joined the Company as Vice President of Human Resources in January 1997. From June 1994 to January 1997, Mr. Lederman was employed by Fidelity Investments as the Director of Human Resources. From June 1992 to
June 1994, Mr. Lederman was Director of Employment and Employee Relations for Clean Harbors Environmental Services Company.

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

    ROBERT J. PERRY assumed operational responsibility for the marketing organization in November 1996 and was elected to the office of Vice President, Marketing effective as of January 1, 1997. Mr. Perry joined the Company in
May 1996 as Director of Product Management. From November 1995 through
May 1996, Mr. Perry was an independent marketing and product management consultant. From October 1983 to November 1995, Mr. Perry was employed by Lotus Development Corporation and served most recently as Director of Advanced Corporate Technology Liaisons. He had previously served as Director of Product Management for Notes, Director of Product Management for Graphical Spreadsheets and Group Product Manager for Spreadsheets.

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

    HENRY M. MARGOLIS joined the Company as Vice President of Internet Strategic Marketing in July 1999. From March 1998 to July 1999, Mr. Margolis was founder and Chief Executive Officer of Hireworks, Inc., which was acquired by Webhire. Prior to Hireworks, Mr. Margolis was employed for 11 years at Viewlogic
Systems, Inc., most recently as Director of Consulting from 1996 to 1998.

    RUSSELL J. CAMPANELLO was elected as a director of the Company in October 1994. Since March 1998, Mr. Campanello has served as Senior Vice President, Human Resources at Genzyme Corporation. From March 1996 to
March 1998, Mr. Campanello was Vice President of Nets Incorporated, an Internet-based marketing company. From June 1987 to February 1996,
Mr. Campanello served as Vice President of Human Resources of Lotus Development Corporation.

    J. PAUL COSTELLO was a co-founder of the Company and a member of the Board of Directors of the Company since its founding in 1982. Mr. Costello has served as President of J. Paul Costello Associates, Inc., a consulting company, since 1969 and President of Costello & Company, Inc., a contract recruiting company, since 1979. In December 1992, he also was named President of Corporate Staffing Center, Inc., a provider of outsourced staffing services to large corporate clients. Mr. Costello has been a human resource management consultant for over thirty years.

    CHARLES R. LAX was elected as a director of the Company in September 1999. Mr. Lax is a general partner and a co-founder of SOFTBANK Capital Partners L.P., an investment group founded in July 1999. Mr. Lax was also a co-founder and is a general partner with SOFTBANK Technology Ventures (SBTV). Mr. Lax also co-founded Flatiron Partners as a SOFTBANK joint venture with Chase Capital Partners. Prior to becoming a General Partner with SBTV, Mr. Lax served as Vice President at SOFTBANK Holdings Inc. from 1996 until the establishment of SBTV.

ITEM 2. PROPERTIES

    The Company's corporate headquarters are located in Lexington, Massachusetts, where it occupies approximately 60,000 square feet of office space under a lease expiring in December 2003. In addition, the Company has a regional sales and service office in Foster City, California under a lease expiring in January 2002. The Company also leases office space for its sales representatives in Dallas, Texas and New York, New York.

ITEM 3. LEGAL PROCEEDINGS

    The Company is not involved in any pending legal proceedings other than those arising in the ordinary course of the Company's business. Management believes that the resolution of these matters will not materially affect the Company's business or the financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

    Special Meeting of the Stockholders on September 21, 1999: At the special meeting of the Company's stockholders, 7,830,562 shares, or 75% of the Company's outstanding common stock as of the record date of August 25, 1999, voted on the following matter:

    The approval of the issuance of 3,960,396 shares of the Company's common stock to SOFTBANK Capital Partners LP and its affiliates in a private placement transaction. Shares were voted as follows:

         FOR                  AGAINST          WITHHELD
---------------------         --------         --------
      7,639,486               188,106           2,970

See Note 2 to the Consolidated Financial Statements.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET PRICE OF COMMON STOCK

    The Company's common stock (NASDAQ symbol: HIRE) began trading publicly in the over-the-counter market through the NASDAQ National Market System on July 23, 1996. The following table sets forth, for the period indicated, the high and low closing prices of the common stock as reported on the NASDAQ National Market System. These prices do not include retail markups, markdowns, or commissions.

                               COMMON STOCK PRICE

PERIOD                                                          HIGH       LOW
------                                                        --------   --------
October 1, 1997--December 31, 1997..........................   $ 7.50     $5.00
January 1, 1998--March 31, 1998.............................   $ 7.00     $4.63
April 1, 1998--June 30, 1998................................   $ 8.63     $4.38
July 1, 1998--September 30, 1998............................   $ 6.13     $3.00
October 1, 1998--December 31, 1998..........................   $ 7.69     $2.25
January 1, 1999--March 31, 1999.............................   $ 6.00     $4.25
April 1, 1999--June 30, 1999................................   $ 5.63     $4.13
July 1, 1999--September 30, 1999............................   $14.13     $4.75

    The closing sale price of the Common Stock on September 30, 1999 was $10.813. On December 17, 1999 the closing price reported on the NASDAQ National Market System for the Common Stock was $16.875.

    The market price of the Company's Common Stock has fluctuated significantly and is subject to significant fluctuations in the future.

HOLDERS OF COMMON STOCK

    As of December 17, 1999, there were approximately 65 shareholders of record of the Company's Common Stock and 14,502,921 shares of common stock outstanding.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The selected financial data set forth below with respect to the Company's statements of operations for the three fiscal years ended September 30, 1999, 1998 and 1997 and the balance sheets at September 30, 1999 and 1998 are derived from the consolidated financial statements of the Company included elsewhere in this Form 10-K. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

                                                          FISCAL YEAR ENDED SEPTEMBER 30,
                                                ----------------------------------------------------
                                                  1999       1998       1997       1996       1995
                                                --------   --------   --------   --------   --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
  Revenue.....................................  $ 25,295   $30,855    $22,048    $21,592    $15,014
  Cost of revenue.............................    10,354     9,001      7,061      6,312      4,409
  Research and development....................     7,798     5,588      5,446      2,341      1,365
  Sales and marketing.........................    11,273    10,613      8,703      8,004      5,978
  General and administrative..................     6,297     4,322      3,541      2,610      1,714
  Amortization of acquired technologies.......     6,642        --         --         --         --
  Stock-based consideration...................       173        --         --         --         --
  Non-recurring charge........................        --        --         --         --      1,011
                                                --------   -------    -------    -------    -------
  (Loss) income from operations...............   (17,242)    1,331     (2,703)     2,325        537
  Other income, net...........................       455       593        671        326        138
                                                --------   -------    -------    -------    -------
  (Loss) income before (benefit) provision for
    income taxes..............................   (16,787)    1,924     (2,032)     2,651        675
  (Benefit) provision for income taxes........      (568)      577       (752)     1,167        274
                                                --------   -------    -------    -------    -------
  Net (loss) income...........................  $(16,219)  $ 1,347    $(1,280)   $ 1,484    $   401
  Diluted net (loss) income per common
    share.....................................  $  (1.62)  $   .16    $  (.16)   $   .21    $   .06
  Diluted weighted average number of common
    shares outstanding........................    10,005     8,518      8,056      7,222      6,949

                                                                     SEPTEMBER 30,
                                                  ----------------------------------------------------
                                                    1999       1998       1997       1996       1995
                                                  --------   --------   --------   --------   --------
                                                                     (IN THOUSANDS)
Balance Sheet Data:
  Cash, cash equivalents and short term
    investments.................................  $20,126    $16,436    $15,155    $20,368     $2,967
  Working capital...............................  $16,848    $15,304    $14,684    $17,418     $2,079
  Total assets..................................  $45,358    $31,431    $27,053    $26,310     $9,139
  Total liabilities.............................  $11,342    $11,108    $ 8,513    $ 7,337     $9,498
  Stockholders' equity (deficit)................  $34,016    $20,323    $18,540    $18,973     $ (359)

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

OVERVIEW

    The Company's products and services and the markets it serves have evolved and expanded in concert with the rapid advancements in technology and the elevated focus on human resource management. From its inception in 1982 through the first half of fiscal year 1993, the Company's product revenue consisted primarily of DOS-based applicant tracking and succession planning systems. In June 1993, the Company introduced a Windows-based, client/server staffing solution, which incorporates high-volume resume-scanning, skills management and search capabilities. In November 1997, the Company broadened its offerings with the introduction of WEBHIRE RECRUITER, a service which provides candidate management functions via the Internet and the World Wide Web. In June 1998, the Company released WEBHIRE ENTERPRISE, the next generation enterprise-level automated recruitment solution designed specifically for corporate intranets. The new product and service releases in fiscal year 1998 enhanced the Company's enterprise software operating segment and solidified its emerging Internet and transaction-based solutions segment. Webhire JobPost was added to the Internet service offerings with the completion of the Junglee transaction in November 1998.

    Total revenue consists of product revenue and services revenue. Product revenue is generated in the enterprise software operating segment and is derived from perpetual end-user licenses to use the Company's products. Product revenue is recognized upon delivery, provided there are no significant Company obligations remaining and collectibility of the revenue is probable. Services revenue from customer maintenance fees for postcontract support is recognized ratably over the maintenance term, which is typically 12 months. When customer maintenance fees are included in an initial software license fee, the Company allocates approximately 15 - 17% of the software license fee to the first year's maintenance. The amount allocated to customer maintenance fees for the first year is comparable to customer maintenance fees charged separately by the Company. Other services revenue from training, installation, consulting and outsourced services (e.g., scanning, acknowledgement mailings) is recognized as the related services are performed. Services revenue from WEBHIRE RECRUITER and WEBHIRE JOBPOST is recognized ratably over the service term. All customer maintenance fees for postcontract support and other services revenue for training, installation and consulting related to enterprise software licensed is attributed to the enterprise software operating segment. Services revenue for WEBHIRE RECRUITER/YAHOO! RECRUITER, WEBHIRE JOBPOST and for outsourced services is attributed to the Internet and transaction-based solutions segment.

RESULTS OF OPERATIONS
($ EXPRESSED IN THOUSANDS)

    The following table sets forth, for the periods indicated, the percentage of total revenue represented by each item reflected in the Company's Consolidated Statements of Operations.

                                                                   FISCAL YEAR ENDED
                                                             ------------------------------
                                                                     SEPTEMBER 30,
                                                             ------------------------------
AS A PERCENTAGE OF TOTAL REVENUE:                              1999       1998       1997
---------------------------------                            --------   --------   --------
Revenue:
  Product revenue..........................................     31%        55%        49%
  Services revenue--Enterprise.............................     49         38         47
  Services revenue--Internet...............................     20          7          4
                                                               ---        ---        ---
    Total revenue..........................................    100        100        100
                                                               ---        ---        ---
Cost of revenue:
  Product revenue..........................................      3          2          3
  Services revenue--Enterprise.............................     22         21         27
  Services revenue--Internet...............................     16          6          2
                                                               ---        ---        ---
    Total cost of revenue..................................     41         29         32
                                                               ---        ---        ---
Gross margin...............................................     59         71         68
                                                               ---        ---        ---
Operating expenses:
  Research and development.................................     31         18         25
  Sales and marketing......................................     44         35         39
  General and administrative...............................     25         14         16
  Amortization of acquired technologies....................     26         --         --
  Amortization of stock-based consideration................      1         --         --
                                                               ---        ---        ---
    Total operating expenses...............................    127         67         80
                                                               ---        ---        ---
(Loss) income from operations..............................    (68)         4        (12)
Other income, net..........................................      2          2          3
                                                               ---        ---        ---
(Loss) income before (benefit) provision for income
  taxes....................................................    (66)         6         (9)
(Benefit) provision for income taxes.......................     (2)         2         (3)
                                                               ---        ---        ---
Net (loss) income..........................................    (64)%        4%        (6)%
                                                               ===        ===        ===

    REVENUE

    PRODUCT REVENUE. Product revenue was $7,755, $16,826 and $10,783 in fiscal 1999, 1998 and 1997, respectively, representing a decrease of 54% from fiscal 1998 to fiscal 1999 and an increase of 56% from fiscal 1997 to fiscal 1998. Protracted sales cycles resulting from the transition to an Internet/intranet product line, the introduction in the market of competitive Internet-based and outsourced solutions, a general stagnation in sales of client-server software solutions, and Year 2000 and other information technology constraints were the primary contributors to the decrease in fiscal 1999. The increase in product revenue in fiscal 1998 resulted largely from an increase in the number of seats associated with shipments to both new and existing customers as well as an increase in the average price per seat. Because the Company's product revenue consists of a small number of large dollar transactions, wide fluctuations can be experienced from period to period. Such fluctuations are not necessarily indicative of future results.

    SERVICES REVENUE. Services revenue--Enterprise was $12,484, $11,912 and $10,454 in fiscal 1999, 1998 and 1997, respectively, representing an increase of 5% from fiscal 1998 to fiscal 1999 and 14% from fiscal 1997 to fiscal 1998. Services revenue--Internet increased 139% to $5,056 for fiscal 1999 from $2,117 for fiscal 1998. Services revenue--Internet increased 161% to $2,117 for fiscal 1998 from $811 for fiscal 1997. Continued growth of the WEBHIRE RECRUITER customer base in the Internet segment and the additional revenue stream introduced with WEBHIRE JOBPOST account for the increases realized. There were 251 WEBHIRE RECRUITER customers as of September 30, 1999 compared to 47 at the end of the previous fiscal year.

    COST OF REVENUE

    COST OF PRODUCT REVENUE. Cost of product revenue includes royalty payments for third-party software embedded in the Company's products and costs of documentation and shipping. Cost of product revenue was 9%, 4% and 7% of product revenue in fiscal 1999, 1998 and 1997, respectively. The percentage increase for fiscal 1999 is due primarily to increased royalties due under third party licensing arrangements for the WEBHIRE ENTERPRISE product. The percentage decrease for fiscal 1998 was due primarily to favorable rate revisions in royalties due.

    COST OF SERVICES REVENUE. Cost of services revenue includes all costs of maintaining the client services organization and the Internet and transaction-based solutions segment operations, including salaries and personnel-related expenses, travel, outside consulting services, facilities cost and, to a lessor extent, third party scanning services and royalty payments for software maintenance.

    Cost of services revenue--Enterprise decreased 12% to $5,580 for fiscal 1999 from $6,347 for fiscal 1998. Cost of services revenue--Enterprise increased 9% to $6,347 for fiscal 1998 from $5,838 for fiscal 1997. The reduction in fiscal 1999 is due to management's cost containment measures. The increase in fiscal 1998 is principally attributable to increased personnel and associated costs to support a larger client base and proportionately higher services revenue.

    Cost of services revenue--Internet increased 101% to $4,068 for fiscal 1999 from $2,023 for fiscal 1998. Cost of services revenue--Internet increased 290% to $2,023 for fiscal 1998 from $519 for fiscal 1997. The increases in absolute dollars for both periods are principally attributable to costs associated with supporting the expanding WEBHIRE RECRUITER customer base and, for the fiscal 1999 period, the introduction of Webhire JobPost.

    OPERATING EXPENSES

    RESEARCH AND DEVELOPMENT. Research and development expenses include all costs associated with the product engineering and quality functions, including salaries and personnel-related expenses, travel, outside consulting services and facilities costs. Research and development expenses were $7,798 or 31% of total revenue for fiscal 1999 as compared to $5,588 or 18% of total revenue for fiscal 1998 and $5,446 or 25% of total revenue for fiscal 1997. The increases in absolute dollars for the years presented are primarily due to increases in both personnel and consulting expenses in support of the Company's new and existing product development initiatives and its quality assurance programs. The Internet and transaction-based solutions segment accounted for 51%, 29% and 33% of total research and development expenses in fiscal 1999, 1998 and 1997, respectively. Research and development expenses will vary from period to period as a percentage of total revenue dependent upon the stage in product development and the requisite investment funding of ongoing projects. The Company considers continued investment in research and development to be integral to its future success. All of the Company's research and development costs have been expensed as incurred.

    SALES AND MARKETING. Sales and marketing expenses include promotional costs and trade shows and costs associated with personnel involved in sales and marketing functions, including salaries, commissions and other personnel-related expenses, travel, outside consulting services and facilities costs. Sales and marketing expenses were $11,273 or 44% of total revenue for fiscal 1999 as compared to $10,613 or 35% of total revenue for fiscal 1998 and $8,703 or 39% of total revenue for fiscal 1997. The increase in absolute dollars in fiscal 1999 from fiscal 1998 is due primarily to the increase in sales costs associated with the ramping up of the Internet sales organization and Webhire JobPost, introduced in the first quarter of fiscal

1999. There were 26 employees in the Internet sales organization as of September 30, 1999 as compared to 5 at the end of the previous year. The increase in absolute dollars in fiscal 1998 from fiscal 1997 was due primarily to increased commissions expense resulting from the increase in revenue and to the sales and marketing costs associated with WEBHIRE RECRUITER, introduced in the first quarter of fiscal 1998. The Company expects that sales and marketing expenses will increase in absolute dollars and will vary from year to year as a percentage of total revenue.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist principally of costs for corporate operations personnel (executive, finance and accounting, information technology, human resources, legal and administrative), professional fees and other general corporate expenses. General and administrative expenses were $6,297 or 25% of total revenue for fiscal 1999 as compared to $4,322 or 14% of total revenue for fiscal 1998 and $3,541 or 16% of total revenue for fiscal 1997. The absolute dollar increases for both periods are primarily the result of personnel increases and investments in systems in support of the Internet operations. Increased accounts receivable reserves also contributed to the fiscal 1999 increase.

    AMORTIZATION OF ACQUIRED TECHNOLOGIES

    During fiscal 1999, the Company acquired certain technologies in connection with an asset purchase from Amazon.com and the acquisition of HireWorks, Inc. (see Note 4 to the Consolidated Financial Statements). The investments in these technologies are being amortized over a two year life from the respective transaction dates.

    OTHER INCOME, NET

    Other income was $455, $593 and $671 in fiscal 1999, 1998 and 1997, respectively. The variances from period to period are due to fluctuations in the average combined cash and cash equivalents and short- and long-term investment balances. The Company expects to continue to yield investment income on its average balance of combined cash and cash equivalents and short- and long-term investments at an average rate comparable to that experienced for fiscal 1999.

    (BENEFIT) PROVISION FOR INCOME TAXES

    The Company's effective tax rate was (3%), 30%, (37%) for the fiscal years ended 1999, 1998 and 1997, respectively. The changes in the effective tax rate for both fiscal 1999 as compared to fiscal 1998 and for fiscal 1998 as compared to fiscal 1997 relate principally to the generation of income or losses from operations during the respective periods.

LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 1999, the Company had cash and cash equivalents and short-and long-term investments of $20,126, an increase of $2,797 from $17,329 at September 30, 1998. Working capital was $16,848 at September 30, 1999 as compared to $15,304 at September 30, 1998, an increase of $1,544.

    Cash used in operating activities was $6,187 during the year ended September 30, 1999. Cash used in operating activities consisted mainly of the net loss for the 1999 fiscal year of $16,219 partially offset by the effects of depreciation and amortization of $8,754 and of fluctuations in certain assets and liabilities.

    Cash used in investing activities was $2,652 during the year ended September 30, 1999. Cash used in investing activities consisted mainly of purchases of technologies aggregating $7,167 and of property and equipment of $3,191 (primarily computer equipment) partially offset by the net proceeds of $7,557 from short- and long-term investment activity.

    Net cash provided by financing activities for the year ended September 30, 1999 was $19,193, consisting principally of the net proceeds from the SOFTBANK stock issuance of $18,983, which was consummated on September, 1999.

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

    The Company believes that its current cash and cash equivalent balance will be sufficient to meet its working capital expenditure requirements through fiscal 2000. Because operating and investing activities are expected to use cash in the near term, any future growth will more likely than not require the Company to obtain additional equity or debt financing.

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

FACTORS AFFECTING FUTURE OPERATING RESULTS

    An investment in Webhire's equity securities involves various risks. Current and prospective investors in Webhire's securities should carefully consider the following risk factors. These risk factors are not exhaustive and should be read together with the other reports and documents that we file with the Securities and Exchange Commission, which may include additional or more current information that is important to an investment in Webhire.

TO COMPETE EFFECTIVELY, WE MUST ADAPT QUICKLY TO ADVANCES IN TECHNOLOGY AND CHANGES IN CUSTOMER REQUIREMENTS.

    The market for automated recruiting products and services is undergoing rapid changes including continuing advances in technology and changes in customer requirements and preferences. These market dynamics have been amplified by the emergence of the Internet as a tool for recruiting solutions. Our future success will depend in significant part on our ability to continually improve the performance, features and reliability of our software and services in response to the evolving demands of the marketplace and competitive product offerings. Any failure on our part to quickly develop products and services that address changes in technology or customer demands will likely result in loss of market share to a competitor.

OUR BUSINESS IS DEPENDENT ON THE DEVELOPMENT AND MAINTENANCE OF THE INTERNET INFRASTRUCTURE.

    Our success will depend, in large part, upon the development and maintenance of the Internet infrastructure as a reliable network backbone with the necessary speed, data capacity and security, and timely development of enabling products, such as high speed modems, for providing reliable Internet access and services. We cannot assure you that the Internet infrastructure will continue to effectively support the demands placed on it as the Internet continues to experience increased numbers of users, greater frequency of use or increased bandwidth requirements of users. Even if the necessary infrastructure or technologies are developed, we may have to spend considerable resources to adapt our offerings accordingly. Furthermore, in the past, the Internet has experienced a variety of outages and other delays. Any future outages or delays could affect the Internet sites on which our customers' job advertisements are posted and the willingness of employers and job seekers to use our online recruitment offerings. If any of these events occur, our business, results of operations and financial condition could be materially and adversely affected.

WEBHIRE HAS RECENTLY EXPANDED ITS TECHNOLOGY INTO SEVERAL NEW BUSINESS AREAS AND CANNOT BE CERTAIN THAT ITS EXPANSION WILL BE SUCCESSFUL.

    Webhire has recently expanded its technology into products and services that can be offered over the Internet to foster long-term growth. These areas are relatively new to Webhire's product development, sales and marketing personnel and Webhire cannot be assured that the markets for these products and services will develop or that it will be able to compete effectively or will generate significant revenues in these new areas making Webhire's success in this area difficult to predict.

    The success of Internet computing and, in particular, the Company's current Internet computing software products and services is difficult to predict because Internet computing represents a method of computing that is new. The success of Internet computing will depend in large measure on (i) the lower cost of ownership of Internet computing relative to client/server architecture,
(ii) the ease of use and administration relative to client/server architecture, and (iii) how hardware and software vendors choose to compete in this market. There can be no assurances that sufficient numbers of vendors will undertake this commitment, that the market will accept Internet computing or that Internet computing will generate significant revenues for the company.

OUR BUSINESS MODEL IS UNPROVEN.

    We began offering online subscriptions for Webhire Recruiter in fiscal 1998. Product revenue from software sales are expected over a relatively short period of time to become a much smaller component of our revenue. Maintenance revenue associated with product sales will also decrease over time. Our long-term business model and profit potential are unproven. To be successful, we must develop and market online recruitment offerings that achieve broad market acceptance by employers, job seekers and interactive media companies.

    It is possible that we will be required to further adapt our business model in response to additional changes in the online recruitment market or if our current business model is not successful. If we are not able to anticipate changes in the online recruitment market or if our business model is not successful, our business, financial condition and results of operations will be materially and adversely affected.

WE MAY BE UNABLE TO CONTINUE TO BUILD CUSTOMER AWARENESS.

    We believe that continuing to build brand recognition is critical to achieving widespread acceptance of our online recruitment offerings. Brand recognition is a key differentiating factor among providers of online recruitment offerings and we believe it could become more important as competition in the online recruitment market increases. We may find it necessary to accelerate expenditures on our sales and marketing efforts or otherwise increase our financial commitment to creating and maintaining brand awareness among potential customers. If we fail to successfully promote and maintain our brand or incur significant expenses in promoting our brand, our business, results of operations and financial condition could be materially and adversely affected.

THE GROWTH IN DEMAND FOR AUTOMATED RECRUITING SOFTWARE AND SERVICES AND THE USE OF THE INTERNET AS A RECRUITING MEDIUM ARE UNCERTAIN.

    Our future success is substantially dependent on broader recognition of the potential benefits of automated recruiting software and services and the growth in demand for these products and services. It is difficult to assess the size of the market that will develop and the rate at which it will develop. If the market does not develop as we anticipate, or if it develops more slowly than we expect, our business, operating results and financial condition will be materially and adversely affected.

    Our future is highly dependent on a significant increase in the use of the Internet as a recruiting medium. The online recruitment market is new and rapidly evolving, and we cannot yet gauge its effectiveness as compared to traditional recruiting methods. As a result, demand and market acceptance of online recruitment offerings are uncertain. The adoption of online recruiting, particularly by those entities that have historically relied upon traditional methods of recruiting, requires the acceptance of a new way of conducting business, exchanging information and advertising for jobs. We cannot assure you that the online recruitment market will continue to emerge or become sustainable. If the online recruitment market fails to develop or develops more slowly than we expect, our business, results of operations and financial condition will be materially and adversely affected.

OUR COMPUTER SYSTEMS COULD FAIL OR OVERLOAD.

    The success of our online recruitment offerings is highly dependent on the efficient and uninterrupted operation of our computer and communications systems. Power loss, telecommunications failures, computer viruses, electronic break-ins or other similar disruptive problems could damage or cause interruptions in these systems. If our systems are affected by any of these occurrences, our business, results of operations and financial condition could be materially and adversely affected. Our insurance policies may not cover, or if covered, may not adequately compensate us for, any losses that may occur due to any failures or interruptions in our systems. We do not presently have any secondary "off-site" systems or a formal disaster recovery plan.

    In addition, Webhire must accommodate a high volume of traffic and deliver frequently updated information. Webhire.com has in the past and may in the future experience slower response times or decreased traffic for a variety of reasons. In addition, our users depend on Internet service providers and other internet site operators for access to Webhire.com. Many of the Internet service providers have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems.

    If we experience any of these problems, our business, results of operations and financial condition could be materially and adversely affected.

IF WE ARE UNABLE TO OBTAIN ADDITIONAL CAPITAL AS NEEDED IN THE FUTURE, OUR BUSINESS MAY BE ADVERSELY AFFECTED.

    We currently anticipate that our available cash will be sufficient to meet our anticipated working capital and capital expenditure requirements through fiscal 2000. We may need to raise additional capital, however, to fund more rapid expansion to develop new and to enhance existing services to respond to competitive pressures, and to acquire complementary services, businesses or technologies. If we raise additional funds through further issuances of equity or convertible debt securities, the percentage of ownership of our current stockholders will be reduced and such securities may have rights, preferences and privileges senior to those of our current stockholders. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If adequate funds are not available or are not available on terms favorable to us, our business, results of operations and financial condition could be materially and adversely affected.

OUR NEW PRODUCT INTRODUCTIONS MAY HAVE DEFECTS WHICH COULD RESULT IN ADVERSE PUBLICITY OR HAVE OTHER NEGATIVE EFFECTS.

    As the marketplace for recruiting solutions continues to evolve, we plan to develop and introduce new products and services to enable us to effectively meet the changing needs of the market. Products as complex as those we offer may contain undetected errors when first introduced or when new versions are released. In the past, despite prior testing, we have discovered software errors in some of our products after their introduction. Product defects may result in adverse publicity, loss of or delay in market acceptance, injury to our reputation and brand awareness, or claims against us, any one of which could have a material adverse effect on our business, financial condition and results of operations.

WE HAVE SIGNIFICANT COMPETITION FROM A VARIETY OF SOURCES.

    The market for recruitment solutions is intensely competitive and highly fragmented. We compete with companies that offer a single database "job board" solution, such as Monster.com and Career Mosaic, as well as newspapers, magazines and other traditional media companies that provide online job search services, such as Careerpath.com. We also compete with other large Internet information portals, such as AOL.com. In addition, we compete with traditional recruiting services, such as newspapers and employee recruiting agencies that provide or source full-time, contract or temporary labor, for a share of employers' total recruiting budgets. We expect to face additional competition as other established and emerging companies, including print media companies and employee recruiting agencies with established brands, enter the online recruitment market.

    Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources than we do. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships to expand their offerings and to offer more comprehensive solutions.

    We believe that there will be rapid business consolidation in the online recruitment industry. Accordingly, new competitors may emerge and rapidly acquire significant market share. In addition, new technologies will likely increase the competitive pressures that we face. The development of competing technologies by market participants or the emergence of new industry standards may adversely affect our competitive position. An increase in competition could result in price reductions, render our existing software and services obsolete or unmarketable and/or result in loss of market share.

WE MUST MANAGE OUR GROWTH IN ORDER TO ACHIEVE DESIRED RESULTS.

    The evolution of our business and the expansion of our customer base has resulted in substantial growth in the number of our employees and the scope of our operations of the last few years. Our future results of operations will depend in part on the ability of our officers and other key employees to continue to implement our operational, customer support, and financial control systems and to expand, train, and manage our employee base.

THE SUCCESSFUL OPERATION OF OUR BUSINESS DEPENDS IN LARGE PART ON OUR RELATIONSHIPS WITH THIRD PARTIES.

    A key element of our business strategy is to develop relationships with leading industry organizations in order to increase our market presence, expand distribution channels and broaden our product line. We believe that our continued success depends in large part on our ability to maintain such relationships and cultivate additional relationships. There can be no assurance that our existing strategic partners will not discontinue their relationships with us, or that we will be able to successfully develop additional strategic relationships.

    In addition, certain technology incorporated in our software is licensed from third parties on a nonexclusive basis. The termination of any of these licenses, or the failure of the third party licensors to adequately maintain or update their products, could result in delay in our ability to ship certain of our products while we seek to implement technology offered by alternative sources. In addition, any required replacement licenses could prove more costly than our current license relationships and might not provide technology as powerful and functional as the third-party technology we currently license. Also, any such delay, to the extent it becomes extended or occurs at or near the end of a fiscal quarter, could have a material adverse effect on our results of operations for that quarter. While it may be necessary or desirable in the future to obtain other licenses relating to one or more of our products or relating to current or future technologies, we may not be able to do so on commercially reasonable terms or at all.

OUR OPERATING RESULTS MAY BE SUBJECT TO SIGNIFICANT QUARTERLY FLUCTUATIONS.

    Our results of operations have been, and may in the future be, subject to significant quarterly fluctuations. Such fluctuations could be due to a variety of factors, including the following:

    - the fact that our product revenue consists of a relatively small number of large dollar transactions and, as a result, may fluctuate significantly from one quarter to another if the number of transactions completed varies slightly;

    - the introduction of new products by us or our competitors;

    - the capital spending patterns of our customers;

    - our sales incentive strategy which is based in part on annual sales targets;

    - the fact that a substantial portion of our product revenue often occurs during the last few weeks of each quarter and, as a result, any delays in orders or shipments are more likely to result in revenue not being recognized until the following quarter; and

    - our current expense levels are based in part on our expectations of future revenue and, as a result, net income for a given period could be disproportionately affected by any reduction in revenue.

    To the extent our level of revenue in the future decreases from past levels or in some future quarter our revenue or operating results are below the expectations of stock market securities analysts and investors, our profitability and the price of our common stock is likely to be materially and adversely affected.

ONE LARGE STOCKHOLDER BENEFICIALLY OWNS APPROXIMATELY 37% OF OUR OUTSTANDING STOCK, IS REPRESENTED ON OUR BOARD OF DIRECTORS AND HAS RIGHTS TO PARTICIPATE IN CERTAIN WEBHIRE TRANSACTIONS: SUCH STOCKHOLDER'S INTERESTS COULD CONFLICT WITH YOURS AND SIGNIFICANT SALES OF STOCK HELD BY IT COULD HAVE A NEGATIVE EFFECT ON OUR STOCK PRICE.

    SOFTBANK beneficially owns approximately 37% of our outstanding common stock. In addition, Yahoo! Inc., of which SOFTBANK owns approximately 27.8%, owns approximately 2.0% of our outstanding common stock. As a result of their stock ownership, SOFTBANK and its affiliate have significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and their interests could conflict with those of other stockholders. Such concentration of ownership may also have the effect of delaying or preventing a change in control of Webhire. In addition, sales of significant amounts of shares held by these entities, or the prospect of these sales, could adversely affect the market price of our common stock.

    SOFTBANK has the right to nominate two members of our Board of Directors, which currently consists of an aggregate of 5 members (one of whom is a SOFTBANK representative), and so long as it continues to hold 10% of our outstanding common stock, it is entitled to nominate one director each time a class of directors in which one of its representatives serves is subject to election. Further, one of SOFTBANK's directors is entitled to serve as a member of the Board's audit and compensation committees. As a result of SOFTBANK's board representation, it has significant influence in all Webhire matters requiring Board approval.

    In addition, in the event we propose to enter into a joint venture for operations in the United Kingdom, continental Europe or Japan or a business transaction with any competitor of SOFTBANK's affiliate ZDNet, we are required by the terms of the stock purchase agreement pursuant to which SOFTBANK acquired our common stock to offer SOFTBANK or one of its affiliates the opportunity to participate in the transaction on terms and conditions mutually acceptable to us and them. As a result of these requirements, potential third parties may be reluctant to negotiate joint ventures or business transactions with us because they know SOFTBANK and its affiliates will be given the opportunity to participate in such transactions.

WE DEPEND ON KEY PERSONNEL WHO MAY NOT CONTINUE TO WORK FOR US.

    Our future success depends to a significant extent on our senior management and other key employees, many of whom have acquired specialized knowledge and skills with respect to our operations. As a result, if any of these individuals were to leave Webhire, we could face substantial difficulty in hiring qualified successors and could experience a loss of productivity while any such successor obtains the necessary training and experience. We also believe that our future success will depend in large part on our ability to attract and retain additional key employees. Competition for qualified personnel in the high tech industry is intense. If we do not succeed in attracting new personnel, or retaining and motivating existing personnel, our business will be adversely affected.

OUR STOCK PRICE MAY EXPERIENCE EXTREME PRICE AND VOLUME FLUCTUATIONS AND OUR STOCKHOLDERS MAY NOT BE ABLE TO RESELL THEIR SHARES AT OR ABOVE THEIR PURCHASE PRICE.

    We cannot predict the extent to which investors' interest in us will lead to a stable trading market or how liquid the market might become. The stock market in general and the market prices of shares in technology companies, particularly those such as ours that offer Internet-based products and services, have been extremely volatile and have experienced fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. The market price of our common stock could be highly volatile and subject to wide fluctuations in response to many factors, including the following:

    - quarterly variations in our results of operations;

    - adverse business developments impacting Webhire;

    - changes in financial estimates by securities analysts;

    - investor perception of Webhire and online recruitment services in general;

    - announcements by our competitors of new products and services; and

    - fluctuations in our common stock price may affect our visibility and credibility in the online recruitment market.

In the event of broad fluctuations in the market price of our common stock, our stockholders may be unable to resell your shares at or above your purchase price.

IT IS DIFFICULT TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS.

    We regard our intellectual property rights as critical to our success and rely on a combination of copyright and trade secret laws, employee and third party non-disclosure agreements and other methods to protect these rights. We cannot be assured that the measures we have taken to protect our proprietary rights will be adequate to prevent misappropriation of our technology or independent development by others of similar technology. Our inability to protect our proprietary rights would have a material adverse effect on our business, financial condition and results of operations.

WE MAY BE SUBJECT TO COSTLY INTELLECTUAL INFRINGEMENT CLAIMS.

    As the number of products and services in our industry increases and these solutions further overlap, the likelihood that our current or future products may become subject to infringement claims increases. There has been substantial litigation regarding copyright, patent and other intellectual property rights involving computer software companies. Any claims or litigation, with or without merit, could be costly and could result in a diversion of management's attention, which could have a material adverse effect on our business, financial condition and results of operations. Adverse determinations in such claims or litigation may require us to obtain a license and/or pay damages, which could also have a material adverse effect on our business, financial condition and results of operations.

WE MAY BE SUBJECT TO PRODUCT LIABILITY CLAIMS.

    Although we have not experienced any product liability claims to date, the sale and support of our products and the incorporation of products from other companies may entail the risk of product liability claims. Our license agreements with our customers typically contain provisions intended to limit our exposure to such claims. For example, we limit our contractual warranties on "Year 2000" compliance to objective performance standards that we have tested, and we do not make any warranties for nonconformance if our software products are combined with other software or data that is not conducive to accurately calculating, comparing or sequencing date and time data between the twentieth and twenty-first centuries. There can be no guarantee, however, that such provisions will be effective in limiting our exposure. A successful product liability action brought against us could adversely affect our business, financial condition and results of operations.

THE YEAR 2000 PROBLEM COULD AFFECT OUR PRODUCTS, OUR INTERNAL INFORMATION SYSTEMS AND/OR OUR CUSTOMERS.

    PRODUCTS. We believe, based on an internal assessment, that the current versions of our software products that are licensed to customers are Year 2000 compliant. In addition, we expect the software that is used in our service offerings is to be compliant by December 31, 1999. We also limit our contractual warranties on Year 2000 compliance to objective performance standards that we have tested, and we make no warranties for nonconformance if our software products are combined with other software or data that are not conducive to accurately calculating, comparing or sequencing date and time data between the twentieth and twenty-first centuries. Nonetheless, in the event that the current versions of our licensed software products are not Year 2000 compliant, or that the software that is used in our service offerings is not Year 2000 compliant, there can be no assurance that we will not be required to defend our products or services or negotiate resolutions of claims based on Year 2000 issues.

    INTERNAL INFORMATION SYSTEMS. We have attempted to make an assessment with regard to whether our own internal information systems are Year 2000 compliant and have upgraded certain systems to make them Year 2000 compliant. In addition, we have sought assurances from our existing vendors whose systems are not warranted to be Year 2000 compliant that such systems are Year 2000 compliant. To the extent any of our internal information systems fail to be Year 2000 compliant, however, we may be required to incur unanticipated expenses to address associated problems.

    CUSTOMERS. Year 2000 issues are affecting the purchasing patterns of customers and potential customers in a variety of ways. Many companies are expending significant resources to replace or remedy their current hardware and software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase our software products. We do not believe that there is any practical way to ascertain the extent of such a reduction in purchasing resources of our customers. Any such reduction could, however, have a material adverse effect on our business, operating results and financial condition.

    GENERAL. The Year 2000 issue is pervasive and complex, as virtually every computer operation will be affected in some way. Consequently, no assurance can be given that Year 2000 compliance can be achieved without significant additional costs.

ANTI-TAKEOVER PROVISIONS COULD MAKE IT MORE DIFFICULT FOR A THIRD PARTY TO ACQUIRE US.

    Our Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of common stock may be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change of control of Webhire without further action by the stockholders any may adversely affect the voting and other rights of the holders of common stock. We have no present plans to issue shares of preferred stock. Further, certain provisions of our charter documents, including provisions eliminating the ability of stockholders to take action by written consent, providing for a staggered board of directors and limiting the ability of stockholders to raise matters at a meeting of stockholders without giving advance notice, may have the effect of delaying or preventing changes in control or management of Webhire, which could have an adverse effect on the market price of our stock.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company owns financial instruments that are sensitive to market risks as part of its investment portfolio. The investment portfolio is used to preserve the Company's capital until it is required to fund operations. All of these market-risk sensitive instruments are classified as held-to-maturity and are not held for trading purposes. The Company does not own derivative financial instruments in its investment portfolio. The investment portfolio contains instruments that are subject to the risk of a decline in interest rates.

    Interest Rate Risk--The Company's investment portfolio includes investment grade debt instruments. These bonds are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of these instruments, the Company does not believe that it has a material exposure to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Consolidated Financial Statements and Supplementary Data of the Company are listed under Part IV, Item 14, of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item 10 is hereby incorporated by reference to the text appearing under Part I, Item 1--Business under the caption "Executive Officers and Directors" in this Report, and by reference to the information included under the headings "Information Regarding Directors", "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed by the Company within 120 days after the close of its fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item 11 is hereby incorporated by reference to the information under the heading "Executive Compensation" in the Company's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed by the Company within 120 days after the close of its fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item 12 is hereby incorporated by reference to the information under the heading "Principal And Management Stockholders" in the Company's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed by the Company within 120 days after the close of its fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item 13 is hereby incorporated by reference to the information under the heading "Certain Relationships and Related Transactions", if any, in the Company's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed by the Company within 120 days after the close of its fiscal year.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)(1) FINANCIAL STATEMENTS

    1. Report of Arthur Andersen LLP dated October 21, 1999 (See Page F-2 hereof).

    2. Consolidated Balance Sheets as of September 30, 1999 and 1998. (See Page F-3 hereof).

    3. Consolidated Statements of Operations for the years ended September 30, 1999, 1998 and 1997 (See Page F-4 hereof).

    4. Consolidated Statements of Stockholders' Equity for the years ended September 30, 1999, 1998 and 1997. (See Page F-5 hereof).

    5. Consolidated Statements of Cash Flows for the years ended September 30, 1999, 1998 and 1997. (See Page F-6 hereof).

    6. Notes to Consolidated Financial Statements. (See pages F-7 through F-21 hereof).

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

(A)(3) EXHIBITS

    (a) Exhibits. The following is a complete list of Exhibits filed as part of this Form 10-K.

EXHIBIT NO.                                     DESCRIPTION
-----------                                     -----------
      ******2.1         Agreement and Plan of Merger, dated as of July 9, 1999, by and among Webhire, Inc., HWK Acquisition Corp., Hireworks,
                        Inc. and the stockholders of Hireworks, Inc.

           *3.1         Form of Third Amended and Restated Certificate of
                        Incorporation of the Company

           *3.2         Amended and Restated By-laws of the Company
           *4.1         Specimen certificate for shares of Common Stock, $.01 par
                        value, of the Company

          *10.1         Stock Purchase Agreement dated January 5, 1994, as amended, by and between the Company and the Purchasers identified
                        therein

     ******10.1         Stock Purchase Agreement dated July 19, 1999, between
                        Webhire, Inc. and SOFTBANK Capital Partners, LP

          *10.2         Stock Redemption Agreement dated January 5, 1994 between the
                        Company and J. Paul Costello, Lars D. Perkins and John P.
                        Jopling
    +******10.2         Yahoo! Inc. and Webhire, Inc. Services Agreement dated as of
                        June 3, 1999, by and between Yahoo! Inc. and Webhire, Inc.

          *10.3         Registration Rights Agreement dated January 5, 1994 between the Company and Lars D. Perkins, J. Paul Costello and John
                        P. Jopling

    +******10.3         Amendment No. 1 to Yahoo! Inc. and Webhire, Inc. Services
                        Agreement dated July 27, 1999, by and between Yahoo! Inc.
                        and Webhire, Inc.

          *10.4         Restrac, Inc. 1994 Stock Option Plan
          *10.5         Restrac, Inc. 1996 Stock Option and Grant Plan

EXHIBIT NO.                                     DESCRIPTION
-----------                                     -----------
        ***10.6         Restrac, Inc. 1996 Employee Stock Purchase Plan

          *10.7         Paid-up Software License dated as of January 1, 1993 by and between the Company and Costello and Company, Inc.

         +*10.8 VAR Agreement dated November 27, 1991 between the Company and Verity, Inc. and amendments #1 and #2 thereto

         +*10.9         Value Added Reseller License Agreement dated August 31, 1992 by and between The Analytic Sciences Corporation and the
                        Company and all amendments thereto

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

          *10.18        Termination Agreement dated September 30, 1995 by and among the Company and Borwick International, Inc. and Irving P.
                        Borwick

          *10.19        Finder's Fee and Non-Competition Agreement dated September
                        30, 1995 between the Company and Irving P. Borwick

        ***10.22        Lease agreement dated November 12, 1996 between Boston
                        Properties, Inc. and the Company

        +**10.24 Amendment #3 to VAR Agreement dated November 27, 1991, between the Company and Verity, Inc.

      +****10.25        Amendment #4 to VAR Agreement dated November 27, 1991,
                        between the Company and Verity, Inc.

      +****10.26        VAR Agreement dated June 25, 1998, between the Company and
                        Prime Recognition Corporation

     +*****10.27        Software and Trademark License Agreement dated November 18,
                        1998 between the Company, Amazon.com, Inc. and Junglee
                        Corporation

    *******10.28        Amended and Restated Restrac, Inc. 1996 Stock Option and
                        Grant Plan

    *******10.29        Amended and Restated Restrac, Inc. 1996 Employee Stock
                        Purchase Plan

        ***21.1         Subsidiaries of registrant

           23.1         Consent of Arthur Andersen LLP

           27.1         Financial Data Schedule.

------------------------

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

**** Incorporated by reference to the specified exhibit with the corresponding numbers in the Company's Annual Report on Form 10- K, filed with the Commission on December 29, 1998.

***** Incorporated by reference to the specified exhibit with the corresponding numbers in the Company's Quarterly Report on Form 10- Q, filed with the Commission on February 16, 1999.

****** Incorporated by reference to the specified exhibit with the corresponding numbers in the Company's Quarterly Report on Form 10-Q, filed with the Commission on August 16, 1999.

******* Incorporated by reference to the specified exhibit with the corresponding numbers in the Company's Proxy Statement, filed with the Commission on January 7, 1998.

+  Confidential treatment requested as to portions of this document.

(b) Report on Form 8-K.

    The Company has not filed any Form 8-K's during the fourth quarter of 1999.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of December 1999.

                                                       By:             /s/ MARTIN J. FAHEY
                                                            -----------------------------------------
                                                                         Martin J. Fahey,
                                                                     Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                  TITLE                       DATE
                  ---------                                  -----                       ----
             /s/ MARTIN J. FAHEY               Director, President and Chief
    ------------------------------------         Executive Officer (Principal      December 29, 1999
               Martin J. Fahey                   Executive Officer)

            /s/ CYNTHIA G. EADES               Chief Financial Officer (Principal
    ------------------------------------         Financial Officer and Principal   December 29, 1999
              Cynthia G. Eades                   Accounting Officer)

             /s/ LARS D. PERKINS
    ------------------------------------       Director, Chairman of the Board     December 29, 1999
               Lars D. Perkins

          /s/ RUSSELL J. CAMPANELLO
    ------------------------------------       Director                            December 29, 1999
            Russell J. Campanello

            /s/ J. PAUL COSTELLO
    ------------------------------------       Director                            December 29, 1999
              J. Paul Costello

             /s/ CHARLES R. LAX
    ------------------------------------       Director                            December 29, 1999
               Charles R. Lax

                                 WEBHIRE, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Report of Independent Public Accountants....................    F-2

Consolidated Balance Sheets as of September 30, 1999 and
  1998......................................................    F-3

Consolidated Statements of Operations for the Years Ended
  September 30, 1999, 1998 and 1997.........................    F-4

Consolidated Statements of Stockholders' Equity for the
  Years Ended
  September 30, 1999, 1998 and 1997.........................    F-5

Consolidated Statements of Cash Flows for the Years Ended
  September 30, 1999, 1998 and 1997.........................    F-6

Notes to Consolidated Financial Statements..................    F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Webhire, Inc.:

    We have audited the accompanying consolidated balance sheets of Webhire, Inc., as of September 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1999. These consolidated financial statements and schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Webhire, Inc. as of September 30, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles.

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

/s/ ARTHUR ANDERSEN LLP

Boston, Massachusetts
October 21, 1999 (except with respect to the matter discussed in Note 12, as to which the date is December 13, 1999)

                                 WEBHIRE, INC.

                          CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                           ASSETS
Current Assets:
  Cash and cash equivalents.................................  $20,126    $ 9,772
  Short-term investments....................................       --      6,664
  Accounts and installments receivable, less allowance for
    doubtful accounts of $700 and $400 at September 30, 1999
    and 1998, respectively..................................    4,693      7,282
  Other current assets......................................    2,321      1,445
  Refundable income taxes...................................      700        135
  Deferred income taxes.....................................       --        900
                                                              -------    -------
      Total current assets..................................   27,840     26,198
                                                              -------    -------
Long-term installments receivable, net......................      444        581
Property and equipment, net.................................    4,593      2,967
Long-term investments.......................................       --        893
Acquired technologies, net of accumulated amortization of
  $6,642 at September 30, 1999..............................   10,770         --
Deferred income taxes.......................................    1,068         --
Other assets, net...........................................      643        792
                                                              -------    -------
      TOTAL ASSETS..........................................  $45,358    $31,431
                                                              =======    =======

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of capital lease obligations..............  $   578    $   131
  Accounts payable..........................................    1,922      1,799
  Accrued expenses..........................................    3,150      3,272
  Deferred revenue..........................................    5,342      5,481
  Accrued income taxes......................................       --        211
                                                              -------    -------
      Total current liabilities.............................   10,992     10,894
                                                              -------    -------
Deferred income taxes.......................................       --         19
                                                              -------    -------
Deferred rent...............................................      228        195
                                                              -------    -------
Capital lease obligations...................................      122         --
                                                              -------    -------
Commitments (Note 5)
Stockholders' Equity:
  Preferred stock, $.01 par value--Authorized--5,000,000
    shares, Issued and outstanding--none at September 30,
    1999 and 1998...........................................       --         --
  Common stock, $.01 par value--Authorized--30,000,000
    shares, Issued--15,089,067 shares at September 30, 1999,
    9,022,674 shares at September 30, 1998..................      151         90
Additional paid-in capital..................................   49,353     19,502
Treasury stock, at cost.....................................     (831)      (831)
(Accumulated deficit) retained earnings.....................  (14,657)     1,562
                                                              -------    -------
      Total stockholders' equity............................   34,016     20,323
                                                              -------    -------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............  $45,358    $31,431
                                                              =======    =======

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                                 WEBHIRE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                 YEARS ENDED SEPTEMBER 30,
                                                             ----------------------------------
                                                                1999        1998        1997
                                                             ----------   ---------   ---------
Revenue:
  Product revenue..........................................  $    7,755   $  16,826   $  10,783
  Services revenue--Enterprise.............................      12,484      11,912      10,454
  Services revenue--Internet...............................       5,056       2,117         811
                                                             ----------   ---------   ---------
    Total revenue..........................................      25,295      30,855      22,048
                                                             ----------   ---------   ---------
Cost of Revenue:
  Product revenue..........................................         706         631         704
  Services revenue--Enterprise.............................       5,580       6,347       5,838
  Services revenue--Internet...............................       4,068       2,023         519
                                                             ----------   ---------   ---------
    Total cost of revenue..................................      10,354       9,001       7,061
                                                             ----------   ---------   ---------
Gross margin...............................................      14,941      21,854      14,987
                                                             ----------   ---------   ---------
Operating Expenses:
  Research and development.................................       7,798       5,588       5,446
  Sales and marketing......................................      11,273      10,613       8,703
  General and administrative...............................       6,297       4,322       3,541
Amortization of acquired technologies......................       6,642          --          --
  Amortization of stock-based consideration................         173          --          --
                                                             ----------   ---------   ---------
    Total operating expenses...............................      32,183      20,523      17,690
                                                             ----------   ---------   ---------
(Loss) income from operations..............................     (17,242)      1,331      (2,703)
Other income, net..........................................         455         593         671
                                                             ----------   ---------   ---------
(Loss) income before (benefit) provision for income
  taxes....................................................     (16,787)      1,924      (2,032)
(Benefit) provision for income taxes.......................        (568)        577        (752)
                                                             ----------   ---------   ---------
Net (loss) income..........................................  $  (16,219)  $   1,347   $  (1,280)
                                                             ==========   =========   =========
Basic and diluted net (loss) income per common share.......  $    (1.62)  $     .16   $    (.16)
                                                             ==========   =========   =========
Basic weighted average number of common shares
  outstanding..............................................  10,004,662   8,273,177   8,056,272
                                                             ==========   =========   =========
Diluted weighted average number of common shares
  outstanding..............................................  10,004,662   8,517,770   8,056,272
                                                             ==========   =========   =========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                                 WEBHIRE, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                       COMMON STOCK                       TREASURY STOCK      (ACCUMULATED
                                   --------------------   ADDITIONAL   --------------------     DEFECIT)         TOTAL
                                    NUMBER     $.01 PAR    PAID-IN      NUMBER                  RETAINED     STOCKHOLDERS'
                                   OF SHARES    VALUE      CAPITAL     OF SHARES     COST       EARNINGS        EQUITY
                                   ---------   --------   ----------   ---------   --------   ------------   -------------
Balance, September 30, 1996......    8,570       $ 86       $18,223       687       $(831)      $  1,495        $18,973
Exercise of common stock
  options........................      265          3           208        --          --             --            211
Tax benefits from options
  exercised......................       --         --           285        --          --             --            285
Employee stock purchase plan
  stock issuance.................       17         --            79        --          --             --             79
Compensation expense on warrant
  grants.........................       --         --            99        --          --             --             99
Compensation expense on stock
  options........................       --         --           173        --          --             --            173
Net loss.........................       --         --            --        --          --         (1,280)        (1,280)
                                    ------       ----       -------       ---       -----       --------        -------
Balance, September 30, 1997......    8,852         89        19,067       687        (831)           215         18,540
Exercise of common stock
  options........................      122          1           254        --          --             --            255
Employee stock purchase plan
  stock issuance.................       49         --           181        --          --             --            181
Net income.......................       --         --            --        --          --          1,347          1,347
                                    ------       ----       -------       ---       -----       --------        -------
Balance, September 30, 1998......    9,023         90        19,502       687        (831)         1,562         20,323
Exercise of common stock
  options........................       90          1           356        --          --             --            357
Employee stock purchase plan
  stock issuance.................       34         --           104        --          --             --            104
Compensation expense on stock
  options........................       --         --            49        --          --             --             49
Issuance of common stock in
  connection with acquired
  technologies...................    1,982         20        10,226        --          --             --         10,246
Issuance of common stock in
  connection with private
  placement, net of issuance
  costs of $1,017................    3,960         40        18,943        --          --             --         18,983
Stock-based consideration........       --         --           173        --          --             --            173
Net loss.........................       --         --            --        --          --        (16,219)       (16,219)
                                    ------       ----       -------       ---       -----       --------        -------
Balance, September 30, 1999......   15,089       $151       $49,353       687       $(831)      $(14,657)       $34,016
                                    ======       ====       =======       ===       =====       ========        =======

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                                 WEBHIRE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                YEARS ENDED SEPTEMBER 30,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Cash Flows from Operating Activities:
  Net (loss) income.........................................  $(16,219)  $ 1,347    $ (1,280)
Adjustments to reconcile net (loss) income to net cash (used
  in) provided by operating activities--
  Depreciation and amortization.............................     8,754     1,694       1,245
  Provision for doubtful accounts...........................       802       495          15
  Deferred income taxes, net................................      (187)       --        (110)
  Deferred rent.............................................        33        23         172
  Amortization of stock-based consideration.................       173        --          --
  Compensation expense on stock options and warrant
    grants..................................................        49        --         272
  Changes in assets and liabilities--
    Accounts and installments receivable....................     1,787    (2,647)     (1,758)
    Other current assets....................................      (602)     (665)       (482)
    Refundable income taxes.................................      (565)      813        (948)
    Long-term installments receivable.......................       137      (581)         --
    Accounts payable........................................       123       340         888
    Accrued expenses........................................      (122)      749        (930)
    Deferred revenue........................................      (139)    1,397         943
    Accrued income taxes....................................      (211)      211        (168)
                                                              --------   -------    --------
      Net cash (used in) provided by operating activities...    (6,187)    3,176      (2,141)
                                                              --------   -------    --------
Cash Flows from Investing Activities:
  Purchases of acquired technologies........................    (7,167)       --          --
  Purchases of property and equipment.......................    (3,191)   (1,278)     (2,877)
  Maturities and purchases of short-term investments, net...     6,664     2,746      (9,410)
  Maturities and purchases of long-term investments, net....       893      (893)         --
  Change in other assets....................................       149       (16)       (743)
                                                              --------   -------    --------
      Net cash (used in) provided by investing activities...    (2,652)      559     (13,030)
                                                              --------   -------    --------
Cash Flows from Financing Activities:
  Payments of capital lease obligations.....................      (251)     (144)        (27)
  Proceeds from exercise of common stock options............       357       255         211
  Proceeds from employee stock purchase plan stock
    issuance................................................       104       181          79
  Proceeds from issuance of common stock in connection with
    private placement, net..................................    18,983        --          --
  Tax benefit of stock options exercised....................        --        --         285
                                                              --------   -------    --------
      Net cash provided by financing activities.............    19,193       292         548
                                                              --------   -------    --------
Net increase (decrease) in Cash and Cash Equivalents........    10,354     4,027     (14,623)
                                                              --------   -------    --------
Cash and Cash Equivalents, beginning of period..............     9,772     5,745      20,368
                                                              --------   -------    --------
Cash and Cash Equivalents, end of period....................  $ 20,126   $ 9,772    $  5,745
                                                              ========   =======    ========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for
    Interest................................................  $     13   $    19    $      5
                                                              --------   -------    --------
    Income taxes............................................  $    395   $   379    $    442
                                                              --------   -------    --------
Supplemental Disclosure of Noncash Investing Activities:
    Acquisition of equipment under capital lease
     obligations............................................  $    546   $    --    $    246
                                                              --------   -------    --------
Supplemental Disclosure of Noncash Financing Activities:
    Issuance of common stock in connection with Junglee
     investment.............................................  $  8,529   $    --    $     --
                                                              --------   -------    --------
    Issuance of common stock in connection with HireWorks
     Acquisition............................................  $  1,717   $    --    $     --
                                                              --------   -------    --------
    Tax benefit of stock options exercised..................  $     --   $    --    $    285
                                                              --------   -------    --------
    Issuance of common stock warrants.......................  $    173   $    --    $     99
                                                              --------   -------    --------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                                  WEBHIRE, INC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999

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

    Effective June 1, 1999, the Company effected a name change from Restrac, Inc. to Webhire, Inc.

    The accompanying consolidated financial statements include the accounts of Webhire, Inc. and its wholly-owned subsidiaries, Restrac Securities Corporation and Hireworks, Inc. (from date of acquisition), collectively referred to in these Notes to Consolidated Financial Statements as "the Company." All intercompany accounts and transactions have been eliminated in consolidation.

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

    Services revenue from customer maintenance fees for postcontract support is recognized ratably over the maintenance term, which is typically 12 months. When customer maintenance fees are included in an initial software license fee, the Company allocates approximately 15-17% of the software license fee to the first year's maintenance. The amount allocated to customer maintenance fees for the first year is comparable to customer maintenance fees charged separately by the Company. Services revenue from training, installation, consulting, and resume scanning is recognized as the related services are performed. Services revenue from WEBHIRE RECRUITER and WEBHIRE JOBPOST is recognized ratably over the service term.

    Deferred revenue represents payments received by the Company in advance of product delivery or service performance.

                                  WEBHIRE, INC

                               SEPTEMBER 30, 1999

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(1) OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    (b) RESEARCH AND DEVELOPMENT COSTS

    Research and development costs are generally charged to operations as incurred. Statement of Financial Accounting Standards (SFAS) No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have not been material. For the years ended September 30, 1999, 1998 and 1997, all research and development costs have been expensed.

    (c) CASH AND CASH EQUIVALENTS

    Cash equivalents are recorded at amortized cost and consist of highly liquid investments with original maturities of three months or less. At September 30, 1999 and 1998, cash and cash equivalents consisted of the following:

                                                                SEPTEMBER 30,
                                                             -------------------
                                                               1999       1998
                                                             --------   --------
Cash and money market funds................................  $20,126     $2,273
Municipal securities.......................................       --      7,499
                                                             -------     ------
                                                             $20,126     $9,772
                                                             =======     ======

    As of October 15, 1999, $15 million of the above balance was invested in investment grade commercial paper.

    (d) SHORT- AND LONG-TERM INVESTMENTS

    Short-term investments of $6,664 at September 30, 1998, consisted of investments with original maturities between three and twelve months. Long-term investments of $893 at September 30, 1998, consisted of investments with greater than twelve months scheduled maturities from the balance sheet date. The Company classified these short-and long-term investments as held-to-maturity, and accordingly, they were carried at amortized cost, which approximates fair market value. These investments consisted of municipal debt securities. As of September 30, 1999, the Company did not have any short- and long-term investments.

    (e) OTHER CURRENT ASSETS

    Other current assets primarily consist of prepaid operating expenses. The Company capitalizes prepaid expenses and amortizes them over the applicable period of their use. Prepaid expenses amounted to $2,286 and $1,378 at September 30, 1999 and 1998, respectively.

                                  WEBHIRE, INC

                               SEPTEMBER 30, 1999

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(1) OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    (f) PROPERTY AND EQUIPMENT

    The Company records property and equipment at cost and provides for depreciation and amortization on a straight-line basis over the estimated useful lives of the assets, as follows:

                                                                  SEPTEMBER 30,
                                                 ESTIMATED     -------------------
ASSET CLASSIFICATION                            USEFUL LIFE      1999       1998
--------------------                            -----------    --------   --------
Computer and office equipment................   3--5 Years     $ 9,807     $6,317
Furniture and fixtures.......................   3--7 Years         636        636
Leasehold improvements.......................  Life of Lease       348        277
Equipment under capital lease................     3 Years          546        369
                                                               -------     ------
                                                                11,337      7,599
Less--Accumulated depreciation and
  amortization...............................                    6,744      4,632
                                                               -------     ------
                                                               $ 4,593     $2,967
                                                               =======     ======

    Depreciation and amortization expense for the years ended September 30, 1999, 1998, and 1997 amounted to approximately $2,112, $1,694 and $1,245, respectively.

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

                                  WEBHIRE, INC

                               SEPTEMBER 30, 1999

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(1) OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    (k) NET (LOSS) INCOME PER SHARE

    SFAS No. 128, EARNINGS PER SHARE, establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. In accordance with SFAS No. 128, basic net
(loss) income per share for 1999, 1998 and 1997 is calculated by dividing net
(loss) income by the weighted average number of common shares outstanding for those periods. Diluted net (loss) income per share is calculated by dividing net
(loss) income by the diluted weighted average number of common shares outstanding for all periods presented. The following table reconciles the weighted average common shares outstanding to the shares used in computation of diluted weighted average common shares outstanding:

                                                                 YEARS ENDED SEPTEMBER 30,
                                                             ----------------------------------
                                                                1999        1998        1997
                                                             ----------   ---------   ---------
Weighted average common shares outstanding.................  10,004,662   8,273,177   8,056,272
Dilutive effect of options, using the treasury stock
  method...................................................          --     244,593          --
                                                             ----------   ---------   ---------
Diluted weighted average common shares outstanding.........  10,004,662   8,517,770   8,056,272

    As of September 30, 1999, 1998 and 1997, 1,421,912, 356,250, and 1,003,123
potential common shares were outstanding, respectively, but not included in the above calculation as their effect would have been antidilutive.

    (l) STOCK-BASED COMPENSATION

    SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, requires the measurement of the fair value of stock options granted to employees to be included in the statement of operations or disclosed in the notes to the consolidated financial statements. The Company determined that it will continue to account for employee stock-based compensation under Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and elect the disclosure only alternative under SFAS No. 123. The Company accounts for options granted to non-employees at fair value in accordance with SFAS No. 123.

    (m) NEW ACCOUNTING STANDARDS

    In June 1999, the Financial Accounting Standards Board (FASB) issued SFAS No.137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES--DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133, which defers the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, issued in June 1998, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company does not expect adoption of this statement to have a material impact on its consolidated financial position or results of operations.

                                  WEBHIRE, INC

                               SEPTEMBER 30, 1999

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(1) OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    (n) FINANCIAL INSTRUMENTS

    The estimated fair value of the Company's financial instruments, which include cash equivalents, short- and long-term investments and accounts and installments receivable, approximates their carrying value.

(2) SOFTBANK INVESTMENT

    On July 19, 1999, the Company entered into a stock purchase agreement with SOFTBANK Capital Partners LP and its affiliates (collectively, "SOFTBANK"), pursuant to which SOFTBANK agreed to purchase in a private placement (the "Private Placement") 3,960,396 shares of common stock at a price per share of $5.05, for an aggregate purchase price of $20,000,000. The purchase price of $5.05 per share represented the average closing price of the common stock for the twenty trading days immediately preceding the date the parties entered into the stock purchase agreement. The Private Placement was consummated on September 24, 1999 upon the approval of the stockholders of the Company.

    Also on July 19, 1999, SOFTBANK entered into a separate stock purchase agreement with Amazon.com, Inc. ("Amazon") to purchase 1,670,273 shares of the common stock of Webhire held by Amazon. After consummation of the Private Placement and the acquisition of common stock from Amazon, SOFTBANK and its affiliates own 5,630,669 shares of Webhire common stock, representing approximately 39.1% of the total outstanding shares as of September 30, 1999.

(3) YAHOO! INVESTMENT AND SERVICE AGREEMENT

    Yahoo! Inc., a SOFTBANK affiliate ("Yahoo!"), agreed to participate in the Private Placement with the purchase of 274,726 of the Private Placement shares of common stock of Webhire.

    Additionally, Webhire and Yahoo! have entered into a service agreement whereby, among other things, Webhire provided resume management technology and services to Yahoo! to create an online resume database.

    In connection with this service agreement, the Company granted to Yahoo! warrants to purchase 199,218 shares of common stock at $4.95 per share. The warrants vest on June 3, 2000 provided the agreement is in effect on the vesting date. At September 30, 1999, the fair value of the warrants was estimated at approximately $1,381 using the Black-Scholes option pricing model in accordance with SFAS No. 123. The Company is recognizing the expense related to the warrants over the vesting period. For fiscal 1999, $173 was charged to operating expense in the accompanying consolidated statement of operations.

(4) ACQUIRED TECHNOLOGIES

    On November 18, 1998, the Company acquired certain assets and assumed certain obligations of the Junglee Employment Services business of Amazon.com. In exchange for cash of $6 million and 1,670,273 shares of Webhire common stock valued at $8.5 million, Webhire received exclusive rights to Junglee's online recruitment technologies. Webhire also acquired Junglee's Internet production sites and assumed management and development of the employer and career site business relationships established by

                                  WEBHIRE, INC

                               SEPTEMBER 30, 1999

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(4) ACQUIRED TECHNOLOGIES (CONTINUED)

Junglee Corp. ("Junglee"). Webhire did not retain any Junglee personnel in connection with the transaction. The investment is being amortized over two years.

    On July 9, 1999, the Company acquired 100% of the outstanding capital stock of HireWorks, Inc. in exchange for cash of $385 and 312,072 shares of common stock of Webhire valued at approximately $1.8 million. HireWorks, Inc. is a developer of an Internet-based candidate search agent to be called HireFast. The acquisition was accounted for as a purchase and accordingly the results of operations from the date of acquisition are included in the Company's consolidated statement of operations. The purchase price was allocated to the technology acquired and will be amortized over two years. HireWorks Inc.'s assets, liabilities and operations were not significant to the Company. Accordingly proforma information has not been presented.

(5) LEASE COMMITMENTS

    The Company's corporate headquarters are located in Lexington, Massachusetts, where it currently occupies approximately 60,000 square feet of office space under a lease expiring in December 2003. The Company also has a regional sales and service office in Foster City, California, where it occupies approximately 6,000 square feet, under a lease expiring in January 2002. In addition, the Company leases office space for its sales representatives in Dallas, Texas and New York, New York.

    Capital lease obligations consist of amounts due under a software lease agreement expiring in March 2001. At September 30, 1999, the cost and accumulated depreciation of the related software was $546 and $46, respectively.

    Future minimum rental payments as of September 30, 1999 under both the operating and capital leases, are shown in the following table:

                                                             CAPITAL    OPERATING
                                                              LEASES     LEASES
                                                             --------   ---------
2000.......................................................    $597      $1,805
2001.......................................................     124       1,632
2002.......................................................      --       1,541
2003.......................................................      --       1,502
2004.......................................................      --         626
                                                               ----      ------
                                                                721      $7,106
                                                                         ======
  Less--amounts representing interest......................      21
                                                               ----
Present value of minimum lease payments....................     700
  Less--current portion....................................     578
                                                               ----
                                                               $122
                                                               ====

    Aggregate net rental expense included in the accompanying statements of income for the fiscal years ended September 30, 1999, 1998 and 1997 is approximately $1,633, $1,713 and $1,496, respectively.

                                  WEBHIRE, INC

                               SEPTEMBER 30, 1999

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(5) LEASE COMMITMENTS (CONTINUED)

    Leases with escalating rents or free rent periods are expensed on a straight-line basis over the fixed term of the lease. Deferred rent of approximately $228 and $195 is included in the accompanying consolidated balance sheets at September 30, 1999 and 1998, respectively.

(6) STOCKHOLDERS' EQUITY

    (a) EMPLOYEE STOCK PURCHASE PLAN

    On May 8, 1996, the Board of Directors authorized the 1996 Employee Stock Purchase Plan (the Employee Plan). Under the Employee Plan, the Company may issue up to an aggregate of 400,000 shares of common stock to employees at 85% of the lower of the fair market value of the common stock on the first or last day of each six-month purchase period. During fiscal 1999, 1998 and 1997, 33,918, 48,956 and 17,126 shares, respectively, were issued pursuant to the Employee Plan. On October 1, 1999, 17,901 shares of common stock were issued pursuant to the Employee Plan.

    (b) STOCK OPTION PLANS

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

    In connection with a software development agreement in July 1996, the Company granted, to a third party, warrants to purchase 66,000 shares of common stock at $11.00 per share. The warrants vest upon completion of certain events. At the time of issuance, the fair value of the warrants was estimated at approximately $85. For fiscal 1996, $14 was charged to cost of product revenue and additional paid-in capital. The warrants were canceled and reissued at a price of $4.38 per share in January 1997. The Company recorded a charge of $99 in fiscal 1997, representing the revised fair market value of the warrants, as calculated using the Black-Scholes option pricing model in accordance with SFAS No. 123. In July 1998, 27,300 shares of common stock were purchased under these warrants and the remaining warrants to purchase 38,700 shares of common stock were canceled.

                                  WEBHIRE, INC

                               SEPTEMBER 30, 1999

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(6) STOCKHOLDERS' EQUITY (CONTINUED)

    Stock option activity for the 1994 and 1996 Plans is as follows:

                                                                                       WEIGHTED
                                                         NUMBER OF   OPTION PRICE       AVERAGE
                                                          SHARES      PER SHARE     PRICE PER SHARE
                                                         ---------   ------------   ---------------
Outstanding, September 30, 1996........................    802,291   $0.44-$19.75        $4.59
  Granted..............................................  1,116,725     2.88-17.00         4.75
  Exercised............................................   (265,466)     0.44-3.88         0.81
  Canceled.............................................   (650,427)    0.44-19.75         7.57
                                                         ---------   ------------        -----
Outstanding, September 30, 1997........................  1,003,123     0.44-17.00         3.87
                                                         ---------   ------------        -----
  Granted..............................................    363,700      5.63-8.25         6.15
  Exercised............................................   (121,415)     0.44-4.67         2.10
  Canceled.............................................   (152,157)     0.44-8.25         4.05
                                                         ---------   ------------        -----
Outstanding, September 30, 1998........................  1,093,251     0.44-17.00         4.80
                                                         ---------   ------------        -----
  Granted..............................................    732,150     3.63-11.13         4.88
  Exercised............................................    (89,734)     0.44-6.38         3.98
  Canceled.............................................   (313,755)     2.00-8.25         4.83
                                                         ---------   ------------        -----
Outstanding, September 30, 1999........................  1,421,912   $0.44-$17.00        $4.89
                                                         =========   ============        =====
Vested, September 30, 1997.............................    154,657   $0.44-$11.00        $2.42
                                                         =========   ============        =====
Vested, September 30, 1998.............................    295,473   $0.44-$17.00        $3.88
                                                         =========   ============        =====
Vested, September 30, 1999.............................    501,554   $0.44-$17.00        $4.45
                                                         =========   ============        =====

    The weighted-average fair value per share of the options granted was $4.52, $4.60 and $3.09 for the years ended September 30, 1999, 1998 and 1997, respectively.

                                  WEBHIRE, INC

                               SEPTEMBER 30, 1999

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(6) STOCKHOLDERS' EQUITY (CONTINUED)

    The following table summarizes significant ranges of outstanding and exercisable options at September 30, 1999.

                          OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
-----------------------------------------------------------------------   ----------------------------
                                          WEIGHTED
                                          AVERAGE           WEIGHTED                       WEIGHTED
      RANGES OF           NUMBER         REMAINING          AVERAGE         NUMBER         AVERAGE
   EXERCISE PRICES      OUTSTANDING   CONTRACTUAL LIFE   EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
---------------------   -----------   ----------------   --------------   -----------   --------------
0.00$-$1.97......           20,250           5.2              $0.44          20,250          $0.44
1.98-3.95.......           558,189           7.0               3.64         249,630           3.57
3.96-5.92.......           526,638           8.2               5.00         140,597           4.89
5.93-7.90.......           259,529           7.7               6.30          77,959           6.22
7.91-9.87.......            13,306           7.7               8.25           5,121           8.25
9.88-11.85......            36,500           9.7              11.11           2,843          11.00
15.80-17.78.....             7,500           7.0              17.00           5,154          17.00
                         ---------                                          -------
                        1,421,912..                                         501,554
                         =========                                          =======

    The weighted-average fair value of the shares issued under the Employee Plan was $3.08, $3.70 and $3.49 for the years ended September 30, 1999, 1998 and 1997, respectively.

    The fair value of the stock awards, including the options granted under the 1994 Plan and the 1996 Plan, and the shares issued under the Employee Plan, was estimated using the Black-Scholes model with the following weighted average assumptions:

                                                                1999       1998       1997
                                                              --------   --------   --------
Expected life...............................................  7 years    7 years    6 years
Risk free interest rate.....................................    5.63%      5.59%      6.30%
Volatility..................................................   129.6%      80.0%      65.0%
Dividend yield..............................................     0.0%       0.0%       0.0%

    The pro forma effect of applying SFAS No. 123 would be as follows:

                                                                1999       1998       1997
                                                              --------   --------   --------
Net (loss) income as reported...............................  $(16,219)   $1,347    $(1,280)
                                                              ========    ======    =======
Pro forma net (loss) income as adjusted.....................  $(17,557)   $  320    $(1,500)
                                                              ========    ======    =======
Basic and diluted net (loss) income per share as reported...  $  (1.62)   $  .16    $  (.16)
                                                              ========    ======    =======
Basic and diluted pro forma net (loss) income per share as
  adjusted..................................................  $  (1.75)   $  .04    $  (.19)
                                                              ========    ======    =======

                                  WEBHIRE, INC

                               SEPTEMBER 30, 1999

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(7) INCOME TAXES

    The (benefit) provision for income taxes in the accompanying consolidated statements of operations consists of the following for the fiscal years ended September 30, 1999, 1998 and 1997:

                                                           1999          1998          1997
                                                         --------      --------      --------
Current--
  Federal..........................................       $(400)        $ 557         $(658)
  State............................................          --            20            16
                                                          -----         -----         -----
                                                           (400)          577          (642)
                                                          -----         -----         -----
Deferred--
  Federal..........................................        (168)           --           (85)
  State............................................          --            --           (25)
                                                          -----         -----         -----
                                                           (168)           --          (110)
                                                          -----         -----         -----
      Total (benefit) provision....................       $(568)        $ 577         $(752)
                                                          =====         =====         =====

    The deferred tax amounts as of September 30, 1999 and 1998 are as follows:

                                                                 1999          1998
                                                               --------      --------
Deferred tax asset--
  Net operating loss carry forward.......................       $3,605        $   --
  Acquired technology....................................        2,302            --
  Nondeductible reserves.................................          750           667
  Deferred revenue.......................................           86           259
  Buyout of distribution rights..........................          146           159
                                                                ------        ------
      Total gross deferred tax asset.....................        6,889         1,085
  Less--Valuation allowance..............................        5,821           185
                                                                ------        ------
      Net deferred tax asset.............................       $1,068        $  900
                                                                ======        ======
Deferred tax liability...................................       $   --        $   19
                                                                ======        ======

    At September 30, 1999, the Company had available net operating loss ("NOL") carryforwards of approximately $9,000 which may be used to offset future taxable income, if any, and expire through 2019. The NOL carryforwards available for use in any given year may be limited in the event of a significant change in ownership, as defined by the Internal Revenue Code.

    The Company has recorded a deferred tax asset for that portion of that asset for which it is "more likely than not" to receive benefit in the future. The Company has placed a significant valuation allowance against the remaining net deferred assets totaling approximately $5,821.

    At September 30, 1999 and 1998, the Company had refundable income taxes of $700 and $135, respectively, related to the carryback of taxable losses to prior periods.

                                  WEBHIRE, INC

                               SEPTEMBER 30, 1999

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(7) INCOME TAXES (CONTINUED)

    The (benefit) provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows:

                                                            1999          1998          1997
                                                          --------      --------      --------
(Benefit) provision at federal statutory rate.......       (34.0)%        34.0%        (34.0)%
State income tax, net of federal benefit............        (6.3)          6.3          (6.3)
Tax exempt interest income..........................          --          (8.3)           --
Valuation allowance established.....................        36.9            --            --
Other, net..........................................          --          (2.0)          3.3
                                                           -----         -----         -----
      Effective tax rate............................        (3.4)%        30.0%        (37.0)%
                                                           =====         =====         =====

(8) EMPLOYEE BENEFIT PLAN

    The Company maintains an employee benefit plan (the Benefit Plan) under
Section 401(k) of the Internal Revenue Code. The Benefit Plan is available to all full-time U.S. employees. The Benefit Plan allows for employees to make contributions up to a specified percentage of their compensation. Under the Benefit Plan, the Company makes discretionary contributions, which for the fiscal year ended September 30, 1997 was a match of 20% of the employees' contributions up to a maximum annual match of 5% of each employee's salary. In September 1997, the Company's discretionary contribution was amended to a match of 50% of the employees' contributions up to a maximum annual match of 3% of each employee's salary. The Company contributed approximately $144, $154 and $85 during the fiscal years ended September 30, 1999, 1998 and 1997, respectively.

(9) ACCRUED EXPENSES

    Accrued expenses at September 30, 1999 and 1998 consist of the following:

                                                                1999       1998
                                                              --------   --------
Payroll and payroll-related costs...........................   $1,979     $1,913
Buyout of distribution rights...............................       --         50
Other accrued expenses......................................    1,171      1,309
                                                               ------     ------
                                                               $3,150     $3,272
                                                               ======     ======

                                  WEBHIRE, INC

                               SEPTEMBER 30, 1999

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(10) OTHER INCOME

    Other income consists of the following:

                                                            1999       1998       1997
                                                          --------   --------   --------
Interest income.........................................    $493       $651       $677
Interest expense........................................     (13)       (19)        (5)
Other...................................................     (25)       (39)        (1)
                                                            ----       ----       ----
                                                            $455       $593       $671
                                                            ====       ====       ====

(11) BUSINESS SEGMENT INFORMATION

    Effective for the year ended September 30, 1998, the Company adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which requires disclosure of financial and descriptive information about the Company's reportable operating segments. The operating segments reported below are the segments for which separate financial information is available and for which operating profit/loss amounts are evaluated regularly by senior management in deciding how to allocate resources and in assessing performance.

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

                                  WEBHIRE, INC

                               SEPTEMBER 30, 1999

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(11) BUSINESS SEGMENT INFORMATION (CONTINUED)

    The Company's reportable segments are strategic business units that offer different solutions tailored to a customer's needs. They are managed separately because each business requires different technology and sales and marketing strategies.

                                                               YEAR ENDED SEPTEMBER 30, 1999:
                                                     ---------------------------------------------------
                                                     INTERNET AND   ENTERPRISE
                                                     TRANSACTIONS    SOFTWARE     OTHER     CONSOLIDATED
                                                     ------------   ----------   --------   ------------
Revenue:
  Product revenue..................................    $     --       $ 7,755     $   --      $  7,755
  Services revenue.................................       5,056        12,484         --        17,540
                                                       --------       -------     ------      --------
    Total revenue..................................       5,056        20,239         --        25,295
                                                       --------       -------     ------      --------
Cost of revenue:
  Product revenue..................................          --           706         --           706
  Services revenue.................................       4,068         5,580         --         9,648
                                                       --------       -------     ------      --------
    Total cost of revenue..........................       4,068         6,286         --        10,354
                                                       --------       -------     ------      --------
Gross margin.......................................         988        13,953         --        14,941
                                                       --------       -------     ------      --------
Operating expenses:
  Research and development.........................       4,008         3,790         --         7,798
  Sales and marketing..............................       4,548         6,725         --        11,273
  General and administrative.......................       2,545         3,752         --         6,297
  Amortization of acquired technologies............       6,642            --         --         6,642
  Stock-based consideration........................         173            --         --           173
                                                       --------       -------     ------      --------
    Total operating expenses.......................      17,916        14,267         --        32,183
                                                       --------       -------     ------      --------
(Loss) income from operations......................     (16,928)         (314)        --       (17,242)
Other income, net..................................          --            --        455           455
                                                       --------       -------     ------      --------
(Loss) income before (benefit) provision for income
  taxes............................................     (16,928)         (314)       455       (16,787)
(Benefit) provision for income taxes...............        (551)          (42)        25          (568)
                                                       --------       -------     ------      --------
Net (loss) income..................................    $(16,377)      $  (272)    $  430      $(16,219)
                                                       ========       =======     ======      ========

Depreciation and amortization......................    $  7,186       $ 1,568     $   --      $  8,754
                                                       ========       =======     ======      ========

                                  WEBHIRE, INC

                               SEPTEMBER 30, 1999

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(11) BUSINESS SEGMENT INFORMATION (CONTINUED)

                                                                 YEAR ENDED SEPTEMBER 30, 1998:
                                                       ---------------------------------------------------
                                                       INTERNET AND   ENTERPRISE
                                                       TRANSACTIONS    SOFTWARE     OTHER     CONSOLIDATED
                                                       ------------   ----------   --------   ------------
Revenue:
  Product revenue....................................    $    --        $16,826      $ --        $16,826
  Services revenue...................................      2,117         11,912        --         14,029
                                                         -------        -------      ----        -------
    Total revenue....................................      2,117         28,738        --         30,855
                                                         -------        -------      ----        -------
Cost of revenue:
  Product revenue....................................         --            631        --            631
  Services revenue...................................      2,023          6,347        --          8,370
                                                         -------        -------      ----        -------
    Total cost of revenue............................      2,023          6,978        --          9,001
                                                         -------        -------      ----        -------
Gross margin.........................................         94         21,760        --         21,854
                                                         -------        -------      ----        -------
Operating expenses:
  Research and development...........................      1,608          3,980        --          5,588
  Sales and marketing................................      1,142          9,471        --         10,613
  General and administrative.........................        540          3,782        --          4,322
  Amortization of acquired technologies..............         --             --        --             --
  Stock-based consideration..........................         --             --        --             --
                                                         -------        -------      ----        -------
    Total operating expenses.........................      3,290         17,233        --         20,523
                                                         -------        -------      ----        -------
(Loss) income from operations........................     (3,196)         4,527        --          1,331
Other income, net....................................         --             --       593            593
                                                         -------        -------      ----        -------
(Loss) income before (benefit) provision for income
  taxes..............................................     (3,196)         4,527       593          1,924
(Benefit) provision for income taxes.................     (1,375)         1,948         4            577
                                                         -------        -------      ----        -------
Net (loss) income....................................    $(1,821)       $ 2,579      $589        $ 1,347
                                                         =======        =======      ====        =======

Depreciation and amortization........................    $   218        $ 1,476      $ --        $ 1,694
                                                         =======        =======      ====        =======

                                  WEBHIRE, INC

                               SEPTEMBER 30, 1999

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(11) BUSINESS SEGMENT INFORMATION (CONTINUED)

                                                                 YEAR ENDED SEPTEMBER 30, 1997:
                                                       ---------------------------------------------------
                                                       INTERNET AND   ENTERPRISE
                                                       TRANSACTIONS    SOFTWARE     OTHER     CONSOLIDATED
                                                       ------------   ----------   --------   ------------
Revenue:
  Product revenue....................................    $    --        $10,783      $ --        $10,783
  Services revenue...................................        811         10,454        --         11,265
                                                         -------        -------      ----        -------
    Total revenue....................................        811         21,237        --         22,048
                                                         -------        -------      ----        -------
Cost of revenue:
  Product revenue....................................         --            704        --            704
  Services revenue...................................        519          5,839        --          6,358
                                                         -------        -------      ----        -------
    Total cost of revenue............................        519          6,543        --          7,062
                                                         -------        -------      ----        -------
Gross margin.........................................        292         14,694        --         14,986
                                                         -------        -------      ----        -------
Operating expenses:
  Research and development...........................      1,818          3,628        --          5,446
  Sales and marketing................................         --          8,703        --          8,703
  General and administrative.........................        407          3,133        --          3,540
  Amortization of acquired technologies..............         --             --        --             --
  Stock-based consideration..........................         --             --        --             --
                                                         -------        -------      ----        -------
    Total operating expenses.........................      2,225         15,464        --         17,689
                                                         -------        -------      ----        -------
(Loss) income from operations........................     (1,933)          (770)       --         (2,703)
Other income, net....................................         --             --       671            671
                                                         -------        -------      ----        -------
(Loss) income before (benefit) provision for income
  taxes..............................................     (1,933)          (770)      671         (2,032)
(Benefit) provision for income taxes.................       (540)          (215)        3           (752)
                                                         -------        -------      ----        -------
Net (loss) income....................................    $(1,393)       $  (555)     $668        $(1,280)
                                                         =======        =======      ====        =======

Depreciation and amortization........................    $   120        $ 1,125      $ --        $ 1,245
                                                         =======        =======      ====        =======

(12) SUBSEQUENT EVENT

    On December 13, 1999, the Company acquired certain assets, consisting principally of technology, and assumed certain liabilities of Human Resources Sites International, Inc. ("HR Sites") in exchange for $1,500,000 in cash plus junior subordinated convertible promissory notes totaling $3,425,000. HR Sites was the developer of a leading Internet job posting platform that provided online job posting connections to more than 2,000 career sites and Internet news groups. All of the existing HR Sites employees have joined the Company and the Internet-recruiting services provided by HR Sites will continue to be developed and supported in the former HR Sites offices in Chicago, Illinois.

                                                                     SCHEDULE II

                                 WEBHIRE, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                   YEARS ENDED SEPTEMBER 30, 1999, 1998, 1997

                                                      BALANCE,
                                                    BEGINNING OF    CHARGED                   BALANCE,
ALLOWANCE FOR DOUBTFUL ACCOUNTS                         YEAR       TO EXPENSE   WRITE-OFFS   END OF YEAR
-------------------------------                     ------------   ----------   ----------   -----------
Year ended September 30, 1999.....................      $400          $802         $502          $700
Year ended September 30, 1998.....................      $320          $495         $415          $400
Year ended September 30, 1997.....................      $350          $ 15         $ 45          $320