Form 10-Q
period 1999-12-31
WEBHIRE INC
filed 2000-02-11
CIK 1013322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

         For the quarterly period ended: DECEMBER 31, 1999

                                       or

/ / Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                   For the transition period from_____to_____

                         Commission File Number: 0-20735

                                  WEBHIRE, INC.
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

                               TITLE OF EACH CLASS

         Common stock, $.01 par value, shares outstanding at January 31, 2000:
14,554,936 shares.

                                  WEBHIRE, INC.
                                      INDEX

PART I - FINANCIAL INFORMATION


                                                                                               PAGE
Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets at December 31, 1999
         and September 30, 1999                                                                2

         Consolidated Statements of Operations for the three
         months ended December 31, 1999 and December 31, 1998                                  3

         Consolidated Statements of Cash Flows for the three
         months ended December 31, 1999 and December 31, 1998                                  4

         Notes to Consolidated Financial Statements                                            5

Item 2.  Management's Discussion and Analysis of Financial

         Condition and Results of Operations                                                  12

Item 3.  Quantitative and Qualitative Disclosure About Market Risk                            24

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                    25

Item 2.  Changes in Securities                                                                25

Item 3.  Defaults upon Senior Securities                                                      25

Item 4.  Submission of Matters to a Vote of Security Holders                                  25

Item 5.  Other Information                                                                    25

Item 6.  Exhibits and Reports on Form 8-K                                                     25

PART III - SIGNATURES                                                                         26


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  WEBHIRE, INC.

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                               DECEMBER 31,      SEPTEMBER 30,
                                                                               --------          --------
                                                                                  1999             1999
                                                                               --------          --------
                                                                               (UNAUDITED)
                                     ASSETS
Current Assets:
  Cash and cash equivalents ................................................   $  2,536          $ 20,126
  Short-term investments ...................................................      7,092              --
  Accounts and installments receivable, less allowance for doubtful accounts
     of $700 at December 31, 1999 and September 30, 1999....................      5,661             4,693

 Other current assets ......................................................      3,954             2,321

 Refundable income taxes ...................................................        709               700
                                                                               --------          --------
          Total current assets .............................................     19,952            27,840
                                                                               --------          --------
Long-term installments receivable, net .....................................        407               444
Property and equipment, net ................................................      5,219             4,593
Long-term investments ......................................................      2,983              --
Acquired technologies, net of accumulated amortization of $8,922 and $6,642
    at December 31, 1999 and September 30, 1999, respectively ..............     13,383            10,770
Deferred income taxes ......................................................      1,068             1,068
Other assets, net ..........................................................        533               643
                                                                               --------          --------
          TOTAL ASSETS .....................................................   $ 43,545          $ 45,358
                                                                               ========          ========

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of capital lease obligations .............................   $    496          $    578
  Accounts payable .........................................................      2,161             1,922
  Notes payable ............................................................      2,500              --
  Accrued expenses .........................................................      3,308             3,150
  Deferred revenue .........................................................      6,741             5,342
                                                                               --------          --------
          Total current liabilities ........................................     15,206            10,992
                                                                               --------          --------
Long-term notes payable ....................................................        925              --
                                                                               --------          --------
Deferred rent ..............................................................        189               228
                                                                               --------          --------
Capital lease obligations ..................................................         61               122
                                                                               --------          --------
Stockholders' Equity:
  Preferred stock, $.01 par value -- Authorized -- 5,000,000 shares,
     Issued and outstanding-- none .........................................       --                --
  Common stock, $.01 par value -- Authorized -- 30,000,000 shares, Issued --
     15,195,321 shares at December 31, 1999, 15,089,067
     shares at September 30, 1999 ..........................................        152               151
Additional paid-in capital .................................................     50,826            49,353
Treasury stock, at cost ....................................................       (831)             (831)
Accumulated deficit ........................................................    (22,983)          (14,657)
                                                                               --------          --------
          Total stockholders' equity .......................................     27,164            34,016
                                                                               --------          --------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......................   $ 43,545          $ 45,358
                                                                               ========          ========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                                  WEBHIRE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                     THREE MONTHS ENDED
                                                                        DECEMBER 31,
                                                              ----------------------------
                                                                   1999            1998
                                                              ------------    ------------
Revenue:
  Product revenue .........................................   $      1,401    $      2,500
  Services revenue - Enterprise ...........................          3,216           3,078
  Services revenue - Internet .............................          1,877             824
                                                              ------------    ------------
          Total revenue ...................................          6,494           6,402
                                                              ------------    ------------
Cost of Revenue:
  Product revenue .........................................            178             227
  Services revenue - Enterprise ...........................          1,151           1,504
  Services revenue - Internet .............................          2,105             642
                                                              ------------    ------------
          Total cost of revenue ...........................          3,434           2,373
                                                              ------------    ------------
Gross margin ..............................................          3,060           4,029
                                                              ------------    ------------
Operating Expenses:
  Research and development ................................          2,946           1,425
  Sales and marketing (excluding stock-based consideration)          3,630           3,027
  General and administrative ..............................          1,820           1,133
  Amortization of acquired technologies ...................          2,280             638
  Amortization of stock-based consideration ...............            984            --
                                                              ------------    ------------
          Total operating expenses ........................         11,660           6,223
                                                              ------------    ------------
Loss from operations ......................................         (8,600)         (2,194)
Other income, net .........................................            274             161
                                                              ------------    ------------
Loss before benefit for income taxes ......................         (8,326)         (2,033)
Benefit for income taxes ..................................           --              (183)
                                                              ------------    ------------
Net loss ..................................................   $     (8,326)   $     (1,850)
                                                              ============    ============
Basic and diluted loss per common share ...................   $       (.58)   $       (.20)
                                                              ============    ============
Basic and diluted weighted average number of common shares
  outstanding .............................................     14,443,974       9,136,474
                                                              ============    ============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                  WEBHIRE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                  THREE MONTHS ENDED
                                                                     DECEMBER 31,
                                                                --------------------
                                                                   1999        1998
                                                                --------    --------
Cash Flows from Operating Activities:
  Net loss ..................................................   $ (8,326)   $ (1,850)
Adjustments to reconcile net loss to net cash used in
   operating activities --
     Depreciation and amortization ..........................      2,948       1,100
     Amortization of stock-based consideration ..............        984        --
     Provision for doubtful accounts ........................        131        --
     Deferred income taxes, net .............................       --          (183)
     Deferred rent ..........................................        (39)          6
     Changes in assets and liabilities --

       Accounts and installments receivable, net ............     (1,099)        711
       Other current assets .................................     (1,633)       (792)
       Refundable income taxes ..............................         (9)       --
       Long-term installments receivable ....................         37          33
       Accounts payable .....................................        239         (20)
       Accrued expenses .....................................        158        (630)
       Deferred revenue .....................................      1,399         412
       Accrued income taxes .................................       --          (155)
                                                                --------    --------
          Net cash used in operating activities .............     (5,210)     (1,368)
                                                                --------    --------
Cash Flows from Investing Activities:
  Purchases of acquired technologies ........................     (1,467)     (6,778)
  Purchases of property and equipment .......................     (1,295)       (852)
  Maturities and purchases of short-term investments, net ...     (7,092)        794
  Maturities and purchases of long-term investments, net ....     (2,983)        303
  Change in other assets ....................................        111         239
                                                                --------    --------
          Net cash used in investing activities .............    (12,726)     (6,294)
                                                                --------    --------
Cash Flows from Financing Activities:
  Payments of capital lease obligations .....................       (143)        (38)
  Proceeds from exercise of common stock options ............        426           9
  Proceeds from employee stock purchase plan stock issuance .         68          59
  Issuance costs in connection with private placement of
      common stock ..........................................         (5)       --
                                                                --------    --------
          Net cash provided by financing activities .........        346          30
                                                                --------    --------
Net decrease in Cash and Cash Equivalents ...................    (17,590)     (7,632)
                                                                --------    --------
Cash and Cash Equivalents, beginning of period ..............     20,126       9,772
                                                                --------    --------
Cash and Cash Equivalents, end of period ....................   $  2,536    $  2,140
                                                                ========    ========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for
     Interest ...............................................   $      7    $      3
                                                                --------    --------
     Income taxes ...........................................   $      9    $    155
                                                                --------    --------

Supplemental Schedule of Noncash Financing Activities
     Issuance of common stock in connection with Junglee
        investment ..........................................   $   --      $  8,529
                                                                --------    --------
     Notes issued in connection with acquired technologies
        of HR Sites .........................................   $  3,425    $   --
                                                                --------    --------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                  WEBHIRE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

      The accompanying consolidated financial statements include the accounts of Webhire, Inc. and its wholly-owned subsidiaries collectively referred to in these Notes to Consolidated Financial Statements as "the Company". All intercompany accounts and transactions have been eliminated in consolidation.

     The consolidated financial statements of the Company presented herein, without audit except for balance sheet information at September 30, 1999, have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and footnote disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 30, 1999 ("Fiscal 1999") included in the Company's Form 10-K which was filed with the Securities and Exchange Commission on December 29, 1999.

     The consolidated balance sheet as of December 31, 1999, the consolidated statements of operations for the three month periods ended December 31, 1999 and 1998, and the consolidated statements of cash flows for the three month periods ended December 31, 1999 and 1998, are unaudited but, in the opinion of management, include all adjustments (consisting solely of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

     The consolidated results of operations for the three-month period ended December 31, 1999 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2000 ("Fiscal 2000").

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying consolidated financial statements reflect the application of certain significant accounting policies described below and elsewhere in the notes to the Fiscal 1999 consolidated financial statements referenced above.

     (a) REVENUE RECOGNITION

     Product revenue includes software license fees. Services revenue - Enterprise includes customer maintenance fees and fees for training, installation and consulting. Services revenue - Internet includes fees for scanning, job posting services, recruiter training, Webhire Jumpstart, YAHOO! RECRUITER (formerly named WEBHIRE RECRUITER), WEBHIRE JOB POST and WEBHIRE JOB CANOPY (both introduced in November 1998), WEBHIRE AGENT (introduced in November
1999) and YAHOO! RESUMES (introduced in December 1999). The Company recognizes product and services revenue in accordance with the provisions of Statement of Position No. 97-2, SOFTWARE REVENUE RECOGNITION.

     Product revenue from software license fees is recognized upon delivery, provided there are no significant Company obligations remaining and collectibility of the revenue is probable. If an acceptance period is allowed, revenue is recognized upon the earlier of the acceptance or the expiration of the acceptance period, as defined in the applicable software license agreement.

                                  WEBHIRE, INC.

     Installments receivable represent the present value of future payments related to the financing of noncancelable term license agreements that provide for payment in installments over a five-year period. A portion of each installment is recognized as interest income in the accompanying consolidated statements of operations.

     Services revenue from customer maintenance fees for postcontract support is recognized ratably over the maintenance term, which is typically 12 months. When customer maintenance fees are included in an initial software license fee, the Company allocates approximately 15-17% of the software license fee to the first year's maintenance. The amount allocated to customer maintenance fees for the first year is comparable to customer maintenance fees charged separately by the Company. Services revenue from training, installation, consulting, resume scanning, recruiter training and Webhire Jumpstart is recognized as the related services are performed. Services revenue from YAHOO! RECRUITER, WEBHIRE JOBPOST, WEBHIRE JOB CANOPY, WEBHIRE AGENT and YAHOO! RESUMES is recognized ratably over the service term.

     Deferred revenue represents payments received by the Company in advance of product delivery or service performance.

      (b) NET LOSS PER SHARE

     SFAS No. 128, EARNINGS PER SHARE, establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. In accordance with SFAS No. 128, basic net loss per share for December 31, 1999 and December 31, 1998 is calculated by dividing net loss by the weighted average number of common shares outstanding for those periods.

     Diluted earnings per share includes the effect of dilutive securities. As a net loss is presented for the periods ended December 31, 1999 and December 31, 1998, the loss per share was based only on the weighted average number of common shares outstanding. Common equivalent shares, such as stock options, outstanding during both periods were not used, as their inclusion would have been anti-dilutive.

     For the three-month periods ended December 31, 1999 and 1998, all 1,630,166 and 1,463,160 common equivalent shares, respectively, were excluded from the above calculation, as their effect would have been anti-dilutive due to the Company's net loss in those periods.

     (c) CASH AND CASH EQUIVALENTS

     Cash equivalents are recorded at amortized cost and consist of highly liquid investments with original maturities of three months or less.

                                  WEBHIRE, INC.

     (d) SHORT- AND LONG- TERM INVESTMENTS

     Short-term investments consist of investments with original maturities greater than three months and less than twelve months from the balance sheet date. Long-term investments consist of investments that will mature greater than twelve months from the balance sheet date. The Company classifies these short- and long-term investments as held-to-maturity, and accordingly, they are carried at amortized cost, which approximates market. These investments consist of municipal debt securities.

     The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments in instruments that meet high quality standards, as specified in the Company's investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer and type of investment.

(3) SOFTBANK INVESTMENT

    On July 19, 1999, the Company entered into a stock purchase agreement with SOFTBANK Capital Partners LP and its affiliates (collectively, "SOFTBANK"), pursuant to which SOFTBANK agreed to purchase in a private placement (the "Private Placement") 3,960,396 shares of common stock at a price per share of $5.05, for an aggregate purchase price of $20 million. The purchase price of $5.05 per share represented the average closing price of the common stock for the twenty trading days immediately preceding the date the parties entered into the stock purchase agreement. The Private Placement was consummated on September 24, 1999 upon the approval of the stockholders of the Company.

    Also on July 19, 1999, SOFTBANK entered into a separate stock purchase agreement with Amazon.com, Inc. ("Amazon") to purchase 1,670,273 shares of the common stock of Webhire held by Amazon. After consummation of the Private Placement and the acquisition of common stock from Amazon, SOFTBANK and its affiliates own 5,630,669 shares of Webhire common stock, representing approximately 38.8% and 39.1% of the total outstanding shares as of December 31, 1999 and September 30, 1999, respectively.

(4) YAHOO! INVESTMENT AND SERVICE AGREEMENT

    Yahoo! Inc., a SOFTBANK affiliate ("Yahoo!"), agreed to participate in the Private Placement with the purchase of 274,726 of the Private Placement shares of common stock of Webhire.

     Webhire and Yahoo! have entered into a service agreement whereby, among other things, Webhire provides resume management technology and services to Yahoo! to create an online resume database.

                                  WEBHIRE, INC.

    In connection with this service agreement, the Company granted to Yahoo! warrants to purchase 199,218 shares of common stock at $4.95 per share. The warrants vest on June 3, 2000 provided the agreement is in effect on the vesting date. At December 31, 1999 and September 30, 1999, the aggregate fair value of the warrants was estimated at approximately $2,556 and $1,381, respectively, using the Black-Scholes option pricing model in accordance with SFAS No. 123. The Company is recognizing the expense related to the warrants over the vesting period. For the three months ended December 31, 1999 and December 31, 1998, $984 and $0, respectively, was charged to operating expense in the accompanying consolidated statements of operations.

(5) ACQUIRED TECHNOLOGIES

    On November 18, 1998, the Company acquired certain assets and assumed certain obligations of the Junglee Employment Services business of Amazon.com, Inc. In exchange for cash of $6 million and 1,670,273 shares of Webhire common stock valued at $8.5 million, Webhire received exclusive rights to Junglee's online recruitment technologies. Webhire also acquired Junglee's Internet production sites and assumed management and development of the employer and career site business relationships established by Junglee Corp. ("Junglee"). Webhire did not retain any Junglee personnel in connection with the transaction. The investment is being amortized over two years.

    On July 9, 1999, the Company acquired 100% of the outstanding capital stock of HireWorks, Inc. in exchange for cash of $385 and 312,072 shares of common stock of Webhire valued at approximately $1.8 million. HireWorks, Inc. is a developer of an Internet-based candidate search agent now called WEBHIRE AGENT. The acquisition was accounted for as a purchase and, accordingly, the results of operations from the date of acquisition are included in the Company's consolidated statements of operations. The purchase price was allocated to the technology acquired and is being amortized over two years. HireWorks Inc.'s assets, liabilities and operations were not significant to the Company.

     On December 13, 1999, the Company acquired certain assets, consisting principally of technology, and assumed certain liabilities of Human Resources Sites International, Inc. ("HR Sites") in exchange for $1.5 million in cash plus junior subordinated convertible promissory notes totaling $3.4 million. HR Sites was the developer of a leading Internet job-posting platform that provided online job posting connections to more than 2,000 career sites and Internet news groups. The Internet-recruiting services provided by HR Sites will continue to be developed and supported in the former HR Sites offices in Chicago, Illinois. Substantially all assets acquired were technology, the investment in which is being amortized over two years.

                                  WEBHIRE, INC.

(6) BUSINESS SEGMENT INFORMATION

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

    The Company has two reportable segments: Enterprise software solutions and Internet and transaction-based solutions, the latter of which started to emerge in Fiscal 1997 with the offering of outsourced services (e.g., resume scanning, acknowledgement letters) and the research and development activities undertaken for this segment. The Internet and transaction-based solutions segment provides outsourced management of private candidate pools via YAHOO! RECRUITER, subscription services to public pools and job-posting sites, the job-posting services initiated with the Junglee transaction, resume scanning, reference checking and other fee-based staffing functions. The enterprise software solutions segment provides perpetual licenses to the Company's software products and the related maintenance, training, implementation and consulting services in support of such licenses.

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

                                  WEBHIRE, INC.


                                                                                   THREE MONTHS ENDED DECEMBER 31, 1999:
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                INTERNET AND  ENTERPRISE
                                                                                TRANSACTIONS  SOFTWARE    OTHER    CONSOLIDATED
                                                                                ------------  --------    -----    ------------
Revenue:
   Product revenue ............................................................   $   --      $  1,401   $   --     $  1,401
   Services revenue ...........................................................      1,877       3,216       --        5,093
                                                                                  --------    --------   --------   --------
     Total revenue ............................................................      1,877       4,617       --        6,494
                                                                                  --------    --------   --------   --------
Cost of revenue:
   Product revenue ............................................................       --           178       --          178
   Services revenue ...........................................................      2,105       1,151       --        3,256
                                                                                  --------    --------   --------   --------
     Total cost of revenue ....................................................      2,105       1,329       --        3,434
                                                                                  --------    --------   --------   --------
Gross margin ..................................................................       (228)      3,288       --        3,060
                                                                                  --------    --------   --------   --------
Operating expenses:
   Research and development ...................................................      2,370         576       --        2,946
   Sales and marketing ........................................................      2,496       1,134       --        3,630
   General and administrative .................................................      1,182         638       --        1,820
   Amortization of acquired technologies ......................................      2,280        --         --        2,280
   Amortization of stock-based consideration ..................................        984        --         --          984
                                                                                  --------    --------   --------   --------
     Total operating expenses .................................................      9,312       2,348       --       11,660
                                                                                  --------    --------   --------   --------
(Loss) income from operations .................................................     (9,540)        940       --       (8,600)
Other income, net .............................................................       --          --          274        274
                                                                                  --------    --------   --------   --------
(Loss) income before (benefit) provision for
    income taxes ..............................................................     (9,540)        940        274     (8,326)
(Benefit) provision for income taxes ..........................................       --          --         --         --
                                                                                  --------    --------   --------   --------
Net (loss) income .............................................................   $ (9,540)   $    940   $    274   $ (8,326)
                                                                                  ========    ========   ========   ========


Depreciation and amortization .................................................   $  2,792    $    156   $   --     $  2,948
                                                                                  ========    ========   ========   ========


                                  WEBHIRE, INC.


                                                     THREE MONTHS ENDED DECEMBER 31, 1998:
----------------------------------------------------------------------------------------------
                                               INTERNET AND  ENTERPRISE
                                               TRANSACTIONS  SOFTWARE    OTHER    CONSOLIDATED
                                               ------------  --------    -----    ------------
Revenue:
   Product revenue .........................   $  --         $ 2,500       $  --        $ 2,500
   Services revenue ........................       824         3,078          --          3,902
                                               -------       -------       -------      -------
     Total revenue .........................       824         5,578          --          6,402
                                               -------       -------       -------      -------
Cost of revenue:
   Product revenue .........................      --             227          --            227
   Services revenue ........................       642         1,504          --          2,146
                                               -------       -------       -------      -------
     Total cost of revenue .................       642         1,731          --          2,373
                                               -------       -------       -------      -------
Gross margin ...............................       182         3,847          --          4,029
                                               -------       -------       -------      -------
Operating expenses:
   Research and development ................       480           945          --          1,425
   Sales and marketing .....................       931         2,096          --          3,027
   General and administrative ..............       193           940          --          1,133
   Amortization of acquired technologies ...       638          --            --            638
                                               -------       -------       -------      -------
     Total operating expenses ..............     2,242         3,981          --          6,223
                                               -------       -------       -------      -------
(Loss) income from operations ..............    (2,060)         (134)         --         (2,194)
Other income, net ..........................      --            --             161          161
                                               -------       -------       -------      -------
(Loss) income before (benefit) provision for
    income taxes ...........................    (2,060)         (134)          161       (2,033)
(Benefit) provision for income taxes .......      (186)          (12)           15         (183)
                                               -------       -------       -------      -------
Net (loss) income ..........................   $(1,874)      $  (122)      $   146      $(1,850)
                                               =======       =======       =======      =======


Depreciation and amortization ..............   $   716       $   384       $  --        $ 1,100
                                               =======       =======       =======      =======


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                  WEBHIRE, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               FOR THE THREE-MONTH PERIOD ENDED DECEMBER 31, 1999

    THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES AND EXCHANGE ACT OF 1934, AS AMENDED. FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS "ANTICIPATES", "BELIEVES", "EXPECTS", "INTENDS", "FUTURE", AND WORDS OF SIMILAR MEANING WHICH EXPRESS MANAGEMENT'S BELIEF, EXPECTATIONS OR INTENTIONS REGARDING THE COMPANY'S FUTURE PERFORMANCE. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY HAS NO OBLIGATION TO UPDATE ANY SUCH FORWARD- LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM ITS HISTORICAL OPERATING RESULTS AND FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING, WITHOUT LIMITATION, THOSE SET FORTH BELOW, UNDER "FACTORS AFFECTING FUTURE OPERATING RESULTS".

CONSOLIDATED RESULTS OF OPERATIONS
(IN THOUSANDS)

     REVENUE

     Total revenue for the three-month period ended December 31, 1999 was $6,494 compared to $6,402 for the three-month period ended December 31, 1998.

      PRODUCT REVENUE. Product revenue, which relates to the enterprise software solutions segment, was $1,401 for the three months ended December 31, 1999 compared to $2,500 for the three months ended December 31, 1998. Protracted sales cycles resulting from the transition to an Internet/intranet product line, the introduction in the market of competitive Internet-based and outsourced solutions, a general stagnation in sales of client-server software solutions, and Year 2000 and other information technology constraints were the primary contributors to the decrease. Because the Company's product revenue consists of a small number of large dollar transactions, wide fluctuations can be experienced from period to period. Such fluctuations are not necessarily indicative of future results.

     SERVICES REVENUE. Services revenue - Enterprise was $3,216 for the three months ended December 31, 1999 compared to $3,078 for the three months ended December 31, 1998. Services revenue - Internet increased 128% to $1,877 for the three months ended December 31, 1999 from $824 for the three months ended December 31, 1998. The increase was attributable to the continued growth of the YAHOO! RECRUITER customer base and the addition of the candidate sourcing services, WEBHIRE AGENT and YAHOO! RESUMES, introduced during the first fiscal quarter of 2000.

                                  WEBHIRE, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        FOR THE THREE-MONTH PERIOD ENDED DECEMBER 31, 1999 - (CONTINUED)

     COST OF REVENUE

     COST OF PRODUCT REVENUE. Cost of product revenue represented 13% of total product revenue for the three months ended December 31, 1999 as compared to 9% for the three months ended December 31, 1998. The percentage increase is due primarily to increased royalties due under third-party licensing arrangements for the WEBHIRE ENTERPRISE product.

     COST OF SERVICES REVENUE.

     Cost of services revenue - Enterprise decreased 23% to $1,151 for the period ended December 31, 1999 from $1,504 for the comparable 1999 period. The decrease is due to management's continued cost containment efforts.

     Cost of services revenue - Internet increased 228% to $2,105 for the three months ended December 31, 1999 from $642 for the comparable 1999 period. The increase in absolute dollars is principally attributable to costs associated with building the infrastructure and operations to support the expanding YAHOO! RECRUITER customer base.

     OPERATING EXPENSES

     RESEARCH AND DEVELOPMENT. Research and development expenses were $2,946 or 45% of total revenue for the three months ended December 31, 1999 as compared to $1,425 or 22% of total revenue for the comparable Fiscal 1999 period. This increase is primarily due to increases in both personnel and consulting expenses in support of the Company's new and existing product development initiatives and its quality assurance programs. The Internet and transaction-based solutions segment accounted for 80% of total research and development expenses in the first quarter of Fiscal 2000 and 34% for the first quarter of Fiscal 1999. All of the Company's research and development costs have been expensed as incurred.

     SALES AND MARKETING. Sales and marketing expenses were $3,630 or 56% of total revenue for the three months ended December 31, 1999 as compared to $3,027 or 47% of total revenue for the comparable Fiscal 1999 period. The increase in absolute dollars is due primarily to the expansion of the Internet sales organization. The Internet and transaction-based solutions segment accounted for 69% of total sales and marketing expenses in the first quarter of Fiscal 2000 and 31% for the first quarter of Fiscal 1999. The Company expects that sales and marketing expenses may vary from quarter to quarter as a percentage of total revenue.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses were $1,820 or 28% of total revenue for the three months ended December 31, 1999 as compared to $1,133 or 18% of total revenue for the comparable three-month period of Fiscal 1999. The absolute dollar increase for the three-month period of Fiscal 2000 as compared to Fiscal 1999 is the result of personnel increases in support of the Company's infrastructure and a $150 penalty for an early cancellation of a sales office lease.

     AMORTIZATION OF STOCK-BASED CONSIDERATION. Amortization of stock-based consideration was $984 for the three months ended December 31, 1999 as compared to $0 for the comparable period of Fiscal 1999. The increase is due to warrants granted to Yahoo! in connection with a service agreement between Yahoo! and the Company. The Company is recognizing the expense related to the warrants over the vesting period. The amount recognizable may fluctuate from period to period based on fluctuations in the Company's stock price.

     OTHER INCOME, NET

     Other income increased to $274 for the three-month period ended December 31, 1999 from $161 for the comparable Fiscal 1999 period. The increase is primarily attributable to greater returns on investments due to higher average combined cash and cash equivalents and short- and long- investment balances. The Company expects to continue to yield investment income on its average balance of combined cash and cash equivalents and short- and long-term investments at an average rate consistent with that experienced for the first quarter of Fiscal 2000.

     BENEFIT FOR INCOME TAXES

     The Company did not record a tax benefit for the three months ended December 31, 1999 as compared to a 9% benefit for the three months ended December 31, 1998.

     At December 31, 1999, the Company had available net operating loss ("NOL") carryforwards, which may be used to offset future taxable income if any, and expire through 2020. The Company has recorded a deferred tax asset for that portion of that asset for which it is "more likely than not" to receive benefit in the future. The Company has placed a significant valuation allowance against the remaining deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

(IN THOUSANDS)

     At December 31, 1999, the Company had cash and cash equivalents and short- and long-term investments of $12,611, a decrease of $7,515 from $20,126 at September 30, 1999. Working capital was $4,746 at December 31, 1999 as compared to $16,848 at September 30, 1999, a decrease of $12,102.

     Cash used in operating activities was $5,210 during the three month period ended December 31, 1999. Use of cash in operating activities consisted mainly of the net loss for the three-month period of $8,326, the offsetting effects of depreciation and amortization of $2,948 and amortization of stock-based consideration of $984 and of fluctuations in certain assets and liabilities.

     The Company used $12,726 in investing activities during the first quarter of Fiscal 2000, principally for the purchases of short- and long-term investments of $10,075, for the purchase of acquired technologies of $1,467 and the purchase of property and equipment of $1,295 (primarily computer

                                  WEBHIRE, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        FOR THE THREE-MONTH PERIOD ENDED DECEMBER 31, 1999 - (CONTINUED)

equipment). Net cash provided by financing activities for the three-month period ended December 31, 1999 was $346.

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

    The Company has attempted to make an assessment with regard to whether its own internal information systems are Year 2000 compliant. In particular, the Company has upgraded its accounting and customer management systems with systems that are warranted by the vendors to be Year 2000 compliant. Any failure of third-party equipment or software comprising any part of the Company's systems to operate properly with regard to Year 2000 and thereafter could require the Company to incur unanticipated expenses to address associated problems. The Company has received assurances that all material embedded systems included in the Company's products are Year 2000 compliant.

    The Company believes, based on an internal assessment, that the current versions of its software products that are licensed to customers are Year 2000 compliant. The Company limits its contractual warranties on Year 2000 compliance to objective performance standards that the Company has tested, and the Company makes no warranties for nonconformance if the Company's software products are combined with other software or data that are not conducive to accurately calculating, comparing or sequencing date and time data between the twentieth and twenty-first centuries. The Company has no plan to ascertain whether the internal systems and products of its customers are Year 2000 compliant. Although the Company has not been involved in any litigation or proceeding to date involving its products or services related to Year 2000 issues, there can be no assurance that the Company will not in the future be required to defend its products or services or to negotiate resolutions of claims based on Year 2000 issues.

    The Company does not have any specific contingency plans if any Year 2000 problems develop with respect to the Company's embedded systems, systems acquired from vendors or systems used by third

                                  WEBHIRE, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        FOR THE THREE-MONTH PERIOD ENDED DECEMBER 31, 1999 - (CONTINUED)

parties with whom the Company has a mutual relationship. Contingency plans will be developed if it appears the Company or its key vendors will not be Year 2000 compliant, and such non-compliance is expected to have a material adverse impact on the Company's operations.

    Year 2000 issues have affected the purchasing patterns of customers and potential customers in a variety of ways. Many companies expended significant resources to replace or remedy their current hardware and software systems for Year 2000 compliance. These expenditures have resulted in reduced funds available to purchase software products such as those offered by the Company. The Company does not believe that there is any practical way to ascertain the extent of such a reduction in purchasing resources of its customers. Any such reduction could, however, result in a material adverse effect on the Company's business, operating results and financial condition. The Year 2000 issue is pervasive and complex, as virtually every computer operation has been affected in some way. Consequently, no assurance can be given that Year 2000 compliance can be achieved without significant additional costs.

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

                                  WEBHIRE, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        FOR THE THREE-MONTH PERIOD ENDED DECEMBER 31, 1999 - (CONTINUED)

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

OUR BUSINESS MODEL IS UNPROVEN.

    We began offering online subscriptions for Yahoo! Recruiter (formerly Webhire Recruiter) in Fiscal 1998. Product revenue from software sales are expected over a relatively short period of time to become a much smaller component of our revenue. Maintenance revenue associated with product sales will also decrease over time. Our long-term business model and profit potential are unproven. To be successful, we must develop and market online recruitment offerings that achieve broad market acceptance by employers, job seekers and interactive media companies.

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

                                  WEBHIRE, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        FOR THE THREE-MONTH PERIOD ENDED DECEMBER 31, 1999 - (CONTINUED)

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

    In addition, Webhire must accommodate a high volume of traffic and deliver frequently updated information. Our websites have in the past and may in the future experience slower response times or decreased traffic for a variety of reasons. In addition, our users depend on Internet service providers and other internet site operators for access to our websites. Many of the Internet service providers have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems.

    If we experience any of these problems, our business, results of operations and financial condition could be materially and adversely affected.

                                  WEBHIRE, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        FOR THE THREE-MONTH PERIOD ENDED DECEMBER 31, 1999 - (CONTINUED)

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

                                  WEBHIRE, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        FOR THE THREE-MONTH PERIOD ENDED DECEMBER 31, 1999 - (CONTINUED)

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

     In addition, certain technology incorporated in our software is licensed from third parties on a nonexclusive basis. The termination of any of these licenses, or the failure of the third-party licensors to adequately maintain or update their products, could result in delay in our ability to ship certain of our products while we seek to implement technology offered by alternative sources. In addition, any required replacement licenses could prove more costly than our current license relationships and might not provide technology as powerful and functional as the third-party technology we currently license. Also, any such delay, to the extent it becomes extended or occurs at or near the end of a fiscal quarter, could have a material adverse effect on our results of operations for that quarter. While it may be necessary or desirable in the future to obtain other licenses relating to one or more of our products or relating to current or future technologies, we may not be able to do so on commercially reasonable terms or at all.

OUR OPERATING RESULTS MAY BE SUBJECT TO SIGNIFICANT QUARTERLY FLUCTUATIONS.

     Our results of operations have been, and may in the future be, subject to significant quarterly fluctuations. Such fluctuations could be due to a variety of factors, including the following:

                                  WEBHIRE, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        FOR THE THREE-MONTH PERIOD ENDED DECEMBER 31, 1999 - (CONTINUED)


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

     SOFTBANK beneficially owns approximately 37% of our outstanding common stock. In addition, SOFTBANK's affiliate Yahoo! Inc., of which SOFTBANK owns approximately 27.8%, owns approximately 2.0% of our outstanding common stock. As a result of their stock ownership, SOFTBANK and its affiliate have significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and their interests could conflict with those of other stockholders. Such concentration of ownership may also have the effect of delaying or preventing a change in control of Webhire. In addition, sales of significant amounts of shares held by these entities, or the prospect of these sales, could adversely affect the market price of our common stock.

     SOFTBANK has the right to nominate two members of our Board of Directors, which currently consists of 5 members (one of whom is a SOFTBANK representative), and so long as it continues to hold 10% of our outstanding common stock, it is entitled to nominate one director each time a class of directors in which one of its representatives serves is subject to election. Further, one of SOFTBANK's directors is entitled to serve as a member of the Board's audit and compensation committees. As a result of SOFTBANK's board representation, it has significant influence on all Webhire matters requiring Board approval.

                                  WEBHIRE, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        FOR THE THREE-MONTH PERIOD ENDED DECEMBER 31, 1999 - (CONTINUED)

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

-        announcements by our competitors of new products and services; and

- fluctuations in our common stock price, which may affect our visibility and credibility in the online recruitment market.

In the event of broad fluctuations in the market price of our common stock, you may be unable to resell your shares at or above your purchase price.

IT IS DIFFICULT TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS.

                                  WEBHIRE, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        FOR THE THREE-MONTH PERIOD ENDED DECEMBER 31, 1999 - (CONTINUED)

     We regard our intellectual property rights as critical to our success and rely on a combination of copyright and trade secret laws, employee and third-party non-disclosure agreements and other methods to protect these rights. We cannot be assured that the measures we have taken to protect our proprietary rights will be adequate to prevent misappropriation of our technology or independent development by others of similar technology. Our inability to protect our proprietary rights would have a material adverse effect on our business, financial condition and results of operations.

WE MAY BE SUBJECT TO COSTLY INTELLECTUAL INFRINGEMENT CLAIMS.

     As the number of products and services in our industry increases and these solutions further overlap, the likelihood that our current or future products may become subject to infringement claims increases. Although we are not currently the subject of any intellectual property litigation, there has been substantial litigation regarding copyright, patent and other intellectual property rights involving computer software companies. Any claims or litigation, with or without merit, could be costly and could result in a diversion of management's attention, which could have a material adverse effect on our business, financial condition and results of operations. Adverse determinations in such claims or litigation may require us to obtain a license and/or pay damages, which could also have a material adverse effect on our business, financial condition and results of operations.

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

ANTI-TAKEOVER PROVISIONS COULD MAKE IT MORE DIFFICULT FOR A THIRD-PARTY TO ACQUIRE US.

    Our Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of common stock may be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change of control of Webhire without further action by the stockholders and may adversely affect the voting and other rights of the holders of common stock. We have no present plans to issue shares of preferred stock. Further, certain provisions of our charter documents, including provisions eliminating the ability of stockholders to take action by written consent, providing for a staggered board of directors and limiting the ability of stockholders to raise matters at a meeting of stockholders without

                                  WEBHIRE, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        FOR THE THREE-MONTH PERIOD ENDED DECEMBER 31, 1999 - (CONTINUED)

giving advance notice, may have the effect of delaying or preventing changes in control or management of Webhire, which could have an adverse effect on the market price of our stock.

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

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits furnished as Exhibits hereto:



         EXHIBIT NO.       DESCRIPTION

10.30    Asset Purchase Agreement dated December 13, 1999 by and Among
           Webhire, Inc., Human Resources Sites International, Inc. and the Stockholders

27.1     Financial Data Schedule Pursuant to Regulation S-X Article 5


     (b) On October 13, 1999 the Company filed a form 8-K to report under Item 5 various risk factors related to the business, operations and strategies of the Company.

                                  WEBHIRE, INC.

PART III - SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



WEBHIRE, INC.

Date: February 11, 2000

                                   /s/ MARTIN J. FAHEY
                                   ---------------------------------------------
                                       Martin J. Fahey
                                   Chief Executive Officer

                                   /s/  CYNTHIA G. EADES
                                   ---------------------------------------------
                                        Cynthia G. Eades
                                   Chief Financial Officer