Form 10-Q/A
period 1999-06-30
WEBHIRE INC
filed 2000-05-11
CIK 1013322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)

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

                               TITLE OF EACH CLASS


     Common stock, $.01 par value, shares outstanding at August 10, 1999:
10,421,264.

     This Amendment No. 1 amends and supplements the Registrant's quarterly report on Form 10-Q for the period ended June 30, 1999 (the "10-Q") filed with the Securities and Exchange Commission (the "Commission") on August 16, 1999. The sole purpose of this amendment is to refile Exhibit 10.2 and
Exhibit 10.3 to the 10-Q/A, certain portions of which were the subject of a confidential treatment request filed with the Commission.

     Item 6 of Part II is amended and restated as follows:

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits furnished as Exhibits hereto:


Exhibit No.                Description
-----------                -----------
     2.1*                  Agreement and Plan of Merger, dated as of June 9,
                           1999, by and among Webhire, Inc., HWK Acquisition
                           Corp., HireWorks, Inc. and the stockholders of
                           HireWorks, Inc.

     10.1*                 Stock Purchase Agreement dated July 19, 1999, between
                           Webhire, Inc. and Softbank Capital Partners, LP

     10.2** Yahoo! Inc. and Webhire, Inc. Services Agreement dated as of June 3, 1999, by and between Yahoo! Inc.
                           and Webhire, Inc.

     10.3**                Amendment No. 1 to Yahoo! Inc. and Webhire, Inc.
                           Services Agreement dated July 27, 1999 by and Yahoo!
                           Inc. and Webhire, Inc.

     27.1*                 Financial Data Schedule Pursuant to Regulation S-X.

*    Previously filed.

** Certain portions of this document have been omitted pursuant to a confidential treatment request filed with the Commission. The omitted portions have been filed separately with the Commission.

     (b) No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



WEBHIRE, INC.


Date:     May 11, 2000

                                                     /s/ Martin J. Fahey
                                                 -------------------------------
                                                         Martin J. Fahey
                                                    Chief Executive Officer



                                                      /s/ Stephen Allison
                                                 -------------------------------
                                                          Stephen Allison
                                                      Chief Financial Officer