Form 10-Q
period 2000-03-31
WEBHIRE INC
filed 2000-05-15
CIK 1013322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

         For the quarterly period ended: MARCH 31, 2000

                                       or

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

                                    Yes  X   No
                                        ---     ---

     Indicate the number of shares outstanding of each of the issuer' s classes of common stock as of the latest practicable date:

                               TITLE OF EACH CLASS

       Common stock, $.01 par value, shares outstanding at April 30, 2000:
                               14,603,561 shares.


                                  WEBHIRE, INC.
                                      INDEX


PART I - FINANCIAL INFORMATION


                                                                       PAGE
                                                                       -----
Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets at March 31, 2000
         and September 30, 1999                                         3

         Consolidated Statements of Operations for the three and
         six months ended March 31, 2000 and March 31, 1999             4

         Consolidated Statements of Cash Flows for the six
         months ended March 31, 2000 and March 31, 1999                 5

         Notes to Consolidated Financial Statements                     6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           14

Item 3.  Quantitative and Qualitative Disclosure About Market Risk     25

PART II -OTHER INFORMATION

Item 1.  Legal Proceedings                                             26

Item 2.  Changes in Securities and Use of Proceeds                     26

Item 3.  Defaults upon Senior Securities                               26

Item 4.  Submission of Matters to a Vote of Security Holders           26

Item 5.  Other Information                                             26

Item 6.  Exhibits and Reports on Form 8-K                              26

PART III  - SIGNATURES                                                 27

Exhibit #27.1                                                          28


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  WEBHIRE, INC.

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                               MARCH 31,       SEPTEMBER 30,
                                                                                             -------------     -------------
                                                                                                2000              1999
                                                                                             -------------     -------------
                                                                                              (UNAUDITED)

                                           ASSETS
Current Assets:
  Cash and cash equivalents ...................................................                $  2,936         $ 20,126
  Short-term investments ......................................................                   3,059               --
  Accounts and installments receivable, less allowance for doubtful accounts
     of $447 and $700 at March 31, 2000 and September 30, 1999, respectively ..                   6,975            4,693
  Other current assets ........................................................                   3,329            2,321
  Refundable income taxes .....................................................                     521              700
                                                                                               --------         --------
          Total current assets ................................................                  16,820           27,840
Long-term installments receivable, net ........................................                     196              444
Property and equipment, net ...................................................                   5,006            4,593
Long-term investments .........................................................                   1,000               --
Acquired technologies, net of accumulated amortization of $11,731 and $6,642 at
   March 31, 2000 and September 30, 1999, respectively ........................                  10,661           10,770
Deferred income taxes .........................................................                   1,068            1,068
Other assets, net .............................................................                     529              643
                                                                                               --------         --------
          TOTAL ASSETS ........................................................                $ 35,280         $ 45,358
                                                                                               ========         ========

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of capital lease obligations ................................                $    406         $    578
  Accounts payable ............................................................                   2,031            1,922
  Notes payable ...............................................................                   2,500               --
  Accrued expenses ............................................................                   3,205            3,150
  Deferred revenue ............................................................                   7,130            5,342
                                                                                               --------         --------
          Total current liabilities ...........................................                  15,272           10,992
                                                                                               --------         --------
Long-term notes payable .......................................................                     925               --
                                                                                               --------         --------
Deferred rent .................................................................                     184              228
                                                                                               --------         --------
Capital lease obligations .....................................................                      --              122
                                                                                               --------         --------
Stockholders' Equity:
  Preferred stock, $.01 par value -- Authorized -- 5,000,000 shares,
     Issued and outstanding-- none ............................................                      --               --
  Common stock, $.01 par value -- Authorized -- 30,000,000 shares, Issued --
     15,277,787 shares at March 31, 2000,
     15,089,067 shares at September 30, 1999 ..................................                     153              151
Additional paid-in capital ....................................................                  51,856           49,353
Treasury stock, at cost .......................................................                    (831)            (831)
Accumulated deficit ...........................................................                 (32,279)         (14,657)
                                                                                               --------         --------
          Total stockholders' equity ..........................................                  18,899           34,016
                                                                                               --------         --------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........................                $ 35,280         $ 45,358
                                                                                               ========         ========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                              FINANCIAL STATEMENTS

                                  WEBHIRE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                         MARCH 31,                         MARCH 31,
                                                              ----------------------------    ----------------------------
                                                                  2000             1999             2000            1999
                                                              ----------------------------    ----------------------------
Revenue:
  Product revenue .........................................   $      1,384    $      2,036    $      2,785    $      4,536
  Services revenue - Enterprise ...........................          2,659           3,204           5,874           6,282
  Services revenue - Internet .............................          2,240           1,183           4,117           2,007
                                                              ------------    ------------    ------------    ------------
          Total revenue ...................................          6,283           6,423          12,776          12,825
                                                              ------------    ------------    ------------    ------------
Cost of Revenue:
  Product revenue .........................................            337             169             515             396
  Services revenue - Enterprise ...........................          1,045           1,440           2,196           2,944
  Services revenue - Internet .............................          2,455             930           4,560           1,572
                                                              ------------    ------------    ------------    ------------
          Total cost of revenue ...........................          3,837           2,539           7,271           4,912
                                                              ------------    ------------    ------------    ------------
Gross margin ..............................................          2,446           3,884           5,505           7,913
                                                              ------------    ------------    ------------    ------------
Operating Expenses:
  Research and development ................................          3,396           1,976           6,343           3,401
  Sales and marketing (excluding stock-based consideration)          3,356           2,935           6,986           5,962
  General and administrative ..............................          1,593           1,450           3,412           2,583
  Amortization of acquired technologies ...................          2,810           1,914           5,089           2,552
  Amortization of stock-based consideration ...............            749              --           1,733              --
                                                              ------------    ------------    ------------    ------------
          Total operating expenses ........................         11,904           8,275          23,563          14,498
                                                              ------------    ------------    ------------    ------------
Loss from operations ......................................         (9,458)         (4,391)        (18,058)         (6,585)
Other income, net .........................................            162             116             436             277
                                                              ------------    ------------    ------------    ------------
Loss before benefit for income taxes ......................         (9,296)         (4,275)        (17,622)         (6,308)
Benefit for income taxes ..................................             --            (385)             --            (568)
                                                              ------------    ------------    ------------    ------------
Net loss ..................................................   $     (9,296)   $     (3,890)   $    (17,622)   $     (5,740)
                                                              ============    ============    ============    ============
Basic and diluted net loss per common share ...............   $       (.64)   $       (.39)   $      (1.21)   $       (.60)
                                                              ============    ============    ============    ============

Basic and diluted weighted average number of common shares
  outstanding .............................................     14,565,390      10,029,280      14,504,350       9,577,972
                                                              ============    ============    ============    ============

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                              FINANCIAL STATEMENTS.

                                  WEBHIRE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                SIX MONTHS ENDED
                                                                                    MARCH 31,
                                                                           ---------------------------
                                                                                2000          1999
                                                                           ---------------------------
                Cash Flows from Operating Activities:
                  Net loss ..............................................     $(17,622)     $ (5,740)
                Adjustments to reconcile net loss to net cash
                   used in operating activities --
                   Depreciation and amortization ........................        6,424         3,544
                   Amortization of stock-based consideration ............        1,733            --
                   Provision for doubtful accounts ......................          131            --
                   Deferred income taxes, net ...........................           --          (568)
                   Deferred rent ........................................          (43)           12
                   Changes in assets and liabilities --
                       Accounts and installments receivable, net ........       (2,412)        2,446
                       Other current assets .............................       (1,008)         (601)
                       Refundable income taxes ..........................          179          (175)
                       Long-term installments receivable ................          247            67
                       Accounts payable .................................          109           (84)
                       Accrued expenses .................................           54          (372)
                       Deferred revenue .................................        1,787           418
                       Accrued income taxes .............................           --          (171)
                                                                              --------      --------
                          Net cash used in operating activities .........      (10,421)       (1,224)
                                                                              --------      --------
                Cash Flows from Investing Activities:
                  Purchases of acquired technologies ....................       (1,554)       (6,782)
                  Purchases of property and equipment ...................       (1,746)       (1,314)
                  Maturities and purchases of short-term investments, net       (3,060)         (424)
                  Maturities and purchases of long-term investments, net        (1,000)          131
                  Change in other assets ................................          114           239
                                                                              --------      --------
                          Net cash used in investing activities .........       (7,246)       (8,150)
                                                                              --------      --------
                Cash Flows from Financing Activities:
                  Payments of capital lease obligations .................         (294)          (77)
                  Proceeds from exercise of common stock options ........          760            19
                  Proceeds from employee stock purchase plan stock
                   issuance .............................................           68            59
                  Issuance costs in connection with private placement of
                   common stock .........................................          (57)           --
                                                                              --------      --------
                          Net cash provided by financing activities .....          477             1
                                                                              --------      --------
                Net decrease in Cash and Cash Equivalents ...............      (17,190)       (9,373)
                Cash and Cash Equivalents, beginning of period ..........       20,126         9,772
                                                                              --------      --------
                Cash and Cash Equivalents, end of period ................     $  2,936      $    399
                                                                              ========      ========

                Supplemental Disclosure of Cash Flow Information:
                  Cash paid during the period for
                     Interest ...........................................     $     12      $      5
                                                                              --------      --------
                     Income taxes .......................................     $     15      $    330
                                                                              --------      --------

                Supplemental Schedule of Noncash Investing and Financing
                  Activities
                     Issuance of common stock in connection with Junglee
                      investment ........................................     $     --      $  8,529
                                                                              --------      --------
                     Issuance of Notes Payable ..........................     $  3,425      $     --
                                                                              --------      --------

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                              FINANCIAL STATEMENTS.

                                  WEBHIRE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999

(1) BASIS OF PRESENTATION

      The accompanying consolidated financial statements include the accounts of Webhire, Inc. and its wholly-owned subsidiaries, collectively referred to in these Notes to Consolidated Financial Statements as "the Company". All intercompany accounts and transactions have been eliminated in consolidation.

     The consolidated financial statements of the Company presented herein, without audit except for balance sheet information at September 30, 1999, have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and footnote disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 30, 1999 ("Fiscal 1999") included in the Company's Form 10-K, which was filed with the Securities and Exchange Commission on December 29, 1999.

     The consolidated balance sheet as of March 31, 2000, the consolidated statements of operations for the three and six-month periods ended March 31, 2000 and 1999, and the consolidated statements of cash flows for the six-month periods ended March 31, 2000 and 1999, are unaudited but, in the opinion of management, include all adjustments (consisting solely of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

     The consolidated results of operations for the three and six-month periods ended March 31, 2000 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2000 ("Fiscal 2000").

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

                                  WEBHIRE, INC

                                 MARCH 31, 1999


(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

     Installments receivable represent the present value of future payments related to the financing of noncancelable term license agreements that provide for payment in installments over a five-year period. A portion of each installment is recognized as interest income in the accompanying consolidated statements of operations.

     Services revenue from customer maintenance fees for post contract support is recognized ratably over the maintenance term, which is typically 12 months. When customer maintenance fees are included in an initial software license fee, the Company allocates approximately 15-17% of the software license fee to the first year's maintenance. The amount allocated to customer maintenance fees for the first year is comparable to customer maintenance fees charged separately by the Company. Services revenue from training, installation, consulting, resume scanning, recruiter training and WEBHIRE JUMPSTART is recognized as the related services are performed. Services revenue from YAHOO! RECRUITER, WEBHIRE JOBPOST, WEBHIRE JOB CANOPY, WEBHIRE AGENT and YAHOO! RESUMES is recognized ratably over the service term.

     Deferred revenue represents payments received by the Company in advance of product delivery or service performance.

     (b) NET LOSS PER SHARE

     SFAS No. 128, EARNINGS PER SHARE, establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. In accordance with SFAS No. 128, basic net loss per share for the three and six month periods ended March 31, 2000 and March 31, 1999 is calculated by dividing net loss by the weighted average number of common shares outstanding for those periods.

     Diluted earnings per share includes the effect of dilutive securities. As a net loss is presented for the three and six month periods ended March 31, 2000 and March 31, 1999, the loss per share was based only on the weighted average number of common shares outstanding. Common equivalent shares, such as stock options, outstanding during all periods were not used, as their inclusion would have been anti-dilutive.

     For both the three and six month periods ended March 31, 2000 and March 31, 1999, all 2,442,272 and 1,377,747, respectively, potential common shares were excluded from the above calculation, as their effect would have been anti-dilutive due to the Company's net loss in those periods.

     (c) CASH AND CASH EQUIVALENTS

     Cash equivalents are recorded at amortized cost and consist of highly liquid investments with original maturities of three months or less.

                                  WEBHIRE, INC

                                 MARCH 31, 1999


(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

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

     The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments in instruments that meet high quality standards, as specified in the Company's investment policy guidelines; the guidelines also limit the amount of credit exposure to any one issue, issuer and type of investment.

(3) SOFTBANK INVESTMENT

    On July 19, 1999, the Company entered into a stock purchase agreement with SOFTBANK Capital Partners LP and its affiliates (collectively, "SOFTBANK"), pursuant to which SOFTBANK agreed to purchase in a private placement (the "Private Placement") 3,960,396 shares of the Company's common stock ("Common Stock"), at a price per share of $5.05, for an aggregate purchase price of $20 million. The purchase price of $5.05 per share represented the average closing price of the common stock for the twenty trading days immediately preceding the date the parties entered into the stock purchase agreement. The Private Placement was consummated on September 24, 1999 upon the approval of the stockholders of the Company.

    Also on July 19, 1999, SOFTBANK entered into a separate stock purchase agreement with Amazon.com, Inc. ("Amazon") to purchase 1,670,273 shares of Common Stock held by Amazon. After consummation of the Private Placement and the acquisition of Common Stock from Amazon, SOFTBANK and its affiliates own 5,630,669 shares of Common Stock, representing approximately 38.6% and 39.1% of the total outstanding shares as of March 31, 2000 and September 30, 1999, respectively.

(4) YAHOO! INVESTMENT AND SERVICE AGREEMENT

    Yahoo! Inc., a SOFTBANK affiliate ("Yahoo!"), agreed to participate in the Private Placement by purchasing 274,726 shares of Common Stock.

    Webhire and Yahoo! have entered into a service agreement whereby, among other things, Webhire provides resume management technology and services to Yahoo! to create an online resume database.

    In connection with this service agreement, the Company granted to Yahoo! warrants to purchase 199,218 shares of Common Stock at $4.95 per share. The warrants vest on June 3, 2000 provided the agreement is in effect on the vesting date. At March 31, 2000 and September 30, 1999, the aggregate fair value of the warrants was estimated at approximately $2.5 million and $1.4 million, respectively, using the Black-Scholes option-pricing model in accordance with SFAS No. 123. The Company is recognizing the expense related to the warrants over the vesting period. For the three and six-month periods ended March 31, 2000, $749,000 and $1,733,000, respectively, was charged to operating expense in the

                                  WEBHIRE, INC

                                 MARCH 31, 1999


accompanying consolidated statements of operations.

(5) ACQUIRED TECHNOLOGIES

    On November 18, 1998, the Company acquired certain assets and assumed certain obligations of the Junglee Employment Services business of Amazon.com, Inc. In exchange for $6 million in cash and 1,670,273 shares of Common Stock valued at $8.5 million, Webhire received exclusive rights to Junglee's online recruitment technologies. Webhire also acquired Junglee's Internet production sites and assumed management and development of the employer and career site business relationships established by Junglee Corp. ("Junglee"). Webhire did not retain any Junglee personnel in connection with the transaction. The investment is being amortized over two years.

    On July 9, 1999, the Company acquired 100% of the outstanding capital stock of HireWorks, Inc. in exchange for $385,000 in cash and 312,072 shares of Common Stock valued at approximately $1.8 million. HireWorks, Inc. is the developer of an Internet-based candidate search agent now called WEBHIRE AGENT. The acquisition was accounted for as a purchase and, accordingly, the results of operations from the date of acquisition are included in the Company's consolidated statements of operations. The purchase price was allocated to the technology acquired and is being amortized over two years. HireWorks Inc.'s assets, liabilities and operations were not significant to the Company.

     On December 13, 1999, the Company acquired certain assets, consisting principally of technology, and assumed certain liabilities of Human Resources Sites International, Inc. ("HR Sites") in exchange for $1.5 million in cash plus junior subordinated convertible promissory notes totaling $3.4 million. HR Sites was the developer of a leading Internet job-posting platform that provided online job posting connections to more than 2,000 career sites and Internet news groups. The Internet-recruiting services provided by HR Sites are continuing to be developed and supported in the former HR Sites offices in Chicago, Illinois. Substantially all assets acquired were technology, the investment in which is being amortized over two years.

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

    The Company has two reportable segments, Enterprise software solutions and Internet and transaction-based solutions, the latter of which started to emerge in Fiscal 1997 with the offering of outsourced services (e.g., resume scanning, acknowledgement letters) and the research and development activities undertaken for this segment. The Internet and transaction-based solutions segment provides outsourced management of private candidate pools via YAHOO! RECRUITER, subscription services to public pools and job-posting sites, the job-posting services initiated with the Junglee transaction, resume scanning, reference checking and other fee-based staffing functions. The Enterprise software solutions segment provides perpetual licenses to the Company's software products and the related maintenance, training, implementation and consulting services in support of such licenses.

                                  WEBHIRE, INC

                                 MARCH 31, 1999


(6) BUSINESS SEGMENT INFORMATION (CONTINUED)

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


                                                                                  Three Months Ended March 31, 2000:
                                                                                                      (in thousands)
--------------------------------------------------------------------------------------------------------------------
                                                    Internet and        Enterprise
                                                    Transactions         Software            Other         Consolidated
                                                    ------------         --------            -----         ------------
Revenue:
   Product revenue .........................          $     --           $  1,384          $     --          $  1,384
   Services revenue ........................             2,240              2,659                --             4,899
                                                      --------           --------          --------          --------
      Total revenue ........................             2,240              4,043                --             6,283
                                                      --------           --------          --------          --------
Cost of revenue:
   Product revenue .........................                --                337                --               337
   Services revenue ........................             2,455              1,045                --             3,500
                                                      --------           --------          --------          --------
      Total cost of revenue ................             2,455              1,382                --             3,837
                                                      --------           --------          --------          --------
Gross margin ...............................              (215)             2,661                --             2,446
                                                      --------           --------          --------          --------
Operating expenses:
   Research and development ................             2,870                526                --             3,396
   Sales and marketing .....................             2,405                951                --             3,356
   General and administrative ..............             1,035                558                --             1,593
   Amortization of acquired technologies ...             2,810                 --                --             2,810
   Amortization of stock-based consideration               749                 --                --               749
                                                      --------           --------          --------          --------
      Total operating expenses .............             9,869              2,035                --            11,904
                                                      --------           --------          --------          --------
(Loss) income from operations ..............           (10,084)               626                --            (9,458)
Other income, net ..........................                --                 --               162               162
                                                      --------           --------          --------          --------
(Loss) income from operations before
   (benefit) provision for income taxes ....           (10,084)               626               162            (9,296)
(Benefit) provision for income taxes .......                --                 --                --                --
                                                      --------           --------          --------          --------
Net (loss) income ..........................          $(10,084)          $    626          $    162          $ (9,296)
                                                      ========           ========          ========          ========
Depreciation and amortization ..............          $  3,332           $    144          $     --          $  3,476
                                                      ========           ========          ========          ========

                                  WEBHIRE, INC

                                 MARCH 31, 1999


(6) BUSINESS SEGMENT INFORMATION (CONTINUED)

                                                                            Three Months Ended March 31, 1999:
                                                                                               (in thousands)
--------------------------------------------------------------------------------------------------------------
                                               Internet and        Enterprise
                                               Transactions         Software           Other         Consolidated
                                               ------------         --------           -----         ------------
Revenue:
   Product revenue .....................          $    --           $ 2,036           $    --          $ 2,036
   Services revenue ....................            1,183             3,204                --            4,387
                                                  -------           -------           -------          -------
      Total revenue ....................            1,183             5,240                --            6,423
                                                  -------           -------           -------          -------
Cost of revenue:
   Product revenue .....................               --               169                --              169
   Services revenue ....................              930             1,440                --            2,370
                                                  -------           -------           -------          -------
      Total cost of revenue ............              930             1,609                --            2,539
                                                  -------           -------           -------          -------
Gross margin ...........................              253             3,631                --            3,884
                                                  -------           -------           -------          -------
Operating expenses:

   Research and development ............              926             1,050                --            1,976
   Sales and marketing .................            1,153             1,782                --            2,935
   General and administrative ..........              318             1,132                --            1,450
   Amortization of acquired technologies            1,914                --                --            1,914
                                                  -------           -------           -------          -------
      Total operating expenses .........            4,311             3,964                --            8,275
                                                  -------           -------           -------          -------
(Loss) income from operations ..........           (4,058)             (333)               --           (4,391)
Other income, net ......................               --                --               116              116
                                                  -------           -------           -------          -------
(Loss) income from operations before
   (benefit) provision for income taxes            (4,058)             (333)              116           (4,275)
(Benefit) provision for income taxes ...             (366)              (30)               11             (385)
                                                  -------           -------           -------          -------
Net (loss) income ......................          $(3,692)          $  (303)          $   105          $(3,890)
                                                  =======           =======           =======          =======
Depreciation and amortization ..........          $ 2,051           $   393           $    --          $ 2,444
                                                  =======           =======           =======          =======

                                  WEBHIRE, INC

                                 MARCH 31, 1999


(6) BUSINESS SEGMENT INFORMATION (CONTINUED)

                                                                                     Six Months Ended March 31, 2000:
                                                                                                      (in thousands)
---------------------------------------------------------------------------------------------------------------------
                                                    Internet and        Enterprise
                                                    Transactions         Software            Other         Consolidated
                                                    ------------         --------            -----         ------------
Revenue:
   Product revenue .........................          $     --           $  2,785          $     --          $  2,785
   Services revenue ........................             4,117              5,874                --             9,991
                                                      --------           --------          --------          --------
      Total revenue ........................             4,117              8,659                --            12,776
                                                      --------           --------          --------          --------
Cost of revenue:
   Product revenue .........................                --                515                --               515
   Services revenue ........................             4,560              2,196                --             6,756
                                                      --------           --------          --------          --------
      Total cost of revenue ................             4,560              2,711                --             7,271
                                                      --------           --------          --------          --------
Gross margin ...............................              (443)             5,948                --             5,505
                                                      --------           --------          --------          --------
Operating expenses:
   Research and development ................             5,240              1,103                --             6,343
   Sales and marketing .....................             4,901              2,085                --             6,986
   General and administrative ..............             2,217              1,195                --             3,412
   Amortization of acquired technologies ...             5,089                 --                --             5,089
   Amortization of stock-based consideration             1,733                 --                --             1,733
                                                      --------           --------          --------          --------
      Total operating expenses .............            19,180              4,383                --            23,563
                                                      --------           --------          --------          --------
(Loss) income from operations ..............           (19,623)             1,565                --           (18,058)
Other income, net ..........................                --                 --               436               436
                                                      --------           --------          --------          --------
(Loss) income from operations before
   (benefit) provision for income taxes ....           (19,623)             1,565               436           (17,622)
(Benefit) provision for income taxes .......                --                 --                --                --
                                                      --------           --------          --------          --------
Net (loss) income ..........................          $(19,623)          $  1,565          $    436          $(17,622)
                                                      ========           ========          ========          ========
Depreciation and amortization ..............          $  6,124           $    300          $     --          $  6,424
                                                      ========           ========          ========          ========

                                  WEBHIRE, INC

                                 MARCH 31, 1999


(6) BUSINESS SEGMENT INFORMATION (CONTINUED)

                                                                                     Six Months Ended March 31, 1999:
                                                                                                      (in thousands)
---------------------------------------------------------------------------------------------------------------------
                                                  Internet and          Enterprise
                                                  Transactions           Software              Other           Consolidated
                                                  ------------           --------              -----           ------------
Revenue:
   Product revenue .....................            $     --             $  4,536             $     --            $  4,536
   Services revenue ....................               2,007                6,282                   --               8,289
                                                    --------             --------             --------            --------
      Total revenue ....................               2,007               10,818                   --              12,825
                                                    --------             --------             --------            --------
Cost of revenue:
   Product revenue .....................                  --                  396                   --                 396
   Services revenue ....................               1,572                2,944                   --               4,516
                                                    --------             --------             --------            --------
      Total cost of revenue ............               1,572                3,340                   --               4,912
                                                    --------             --------             --------            --------
Gross margin ...........................                 435                7,478                   --               7,913
                                                    --------             --------             --------            --------
Operating expenses:
   Research and development ............               1,406                1,995                   --               3,401
   Sales and marketing .................               2,084                3,878                   --               5,962
   General and administrative ..........                 511                2,072                   --               2,583
   Amortization of acquired technologies               2,552                   --                   --               2,552
                                                    --------             --------             --------            --------
      Total operating expenses .........               6,553                7,945                   --              14,498
                                                    --------             --------             --------            --------
(Loss) income from operations ..........              (6,118)                (467)                  --              (6,585)
Other income, net ......................                  --                   --                  277                 277
                                                    --------             --------             --------            --------
(Loss) income from operations before
   (benefit) provision for income taxes               (6,118)                (467)                 277              (6,308)
(Benefit) provision for income taxes ...                (552)                 (42)                  26                (568)
                                                    --------             --------             --------            --------
Net (loss) income ......................            $ (5,566)            $   (425)            $    251            $ (5,740)
                                                    ========             ========             ========            ========
Depreciation and amortization ..........            $  2,767             $    777             $     --            $  3,544
                                                    ========             ========             ========            ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                  WEBHIRE, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            FOR THE THREE AND SIX MONTH PERIODS ENDED MARCH 31, 2000


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

CONSOLIDATED RESULTS OF OPERATIONS
(IN THOUSANDS)

     REVENUE

     Total revenue for the three and six-month periods ended March 31, 2000 was $6,283 and $12,776 compared to $6,423 and $12,825 for the three and six month periods ended March 31, 1999.

     PRODUCT REVENUE. Product revenue, which relates to the enterprise software solutions segment, was $1,384 for the three months ended March 31, 2000 compared to $2,036 for the three months ended March 31, 1999. For the six months ended March 31, 2000, product revenue was $2,785 compared to $4,536 for the comparable 1999 period. Protracted sales cycles resulting from the transition to an Internet/intranet product line, the introduction in the market of competitive Internet-based and outsourced solutions, a general stagnation in sales of client-server software solutions, and Year 2000 and other information technology constraints were the primary contributors to the decrease. Because the Company's product revenue consists of a small number of large dollar transactions, wide fluctuations can be experienced from period to period. Such fluctuations are not necessarily indicative of future results.

     SERVICES REVENUE. Services revenue - Enterprise was $2,659 for the three months ended March 31, 2000 as compared to $3,204 for the three months ended March 31, 1999. For the six months ended March 31, 2000, services revenue - Enterprise decreased to $5,874 from $6,282 for the comparable 1999 period. Services revenue - Internet increased 89% to $2,240 for the three months ended March 31, 2000 from $1,183 for the three months ended March 31, 1999. For the six months ended March 31, 2000, services revenue - Internet increased 105% to $4,117 from $2,007 for the comparable 1999 period. The increase for both periods was attributable to the continued growth of the YAHOO! RECRUITER customer base and the addition of the candidate sourcing services, WEBHIRE AGENT and YAHOO! RESUMES, introduced during the first fiscal quarter of 2000.

     COST OF REVENUE

     COST OF PRODUCT REVENUE. Cost of product revenue represented 24% and 18% of total product revenue for the three and six months ended March 31, 2000, respectively, as compared to 8% and 9% for the three and six months ended March 31,1999, respectively. The increase as a percentage of product revenue is due primarily to increased costs in royalties due under third-party licensing arrangements for the WEBHIRE ENTERPRISE product.

     COST OF SERVICES REVENUE.

     Cost of services revenue - Enterprise decreased 27% to $1,045 for the three months ended March 31, 2000 from $1,440 for the three months ended March 31, 1999. For the six months ended March 31, 2000, cost of services revenue - Enterprise of $2,196 decreased 25% from $2,944 for the comparable 1999 period. The decrease is due to management's continued cost containment efforts.

     Cost of services revenue - Internet increased 164% to $2,455 for the three months ended March 31, 2000 from $930 for the three months ended March 31, 1999. For the six months ended March 31, 2000, cost of services revenue - Internet of $4,560 increased 190% from $1,572 for the comparable 1999 period. The increase in absolute dollars is principally attributable to costs associated with building the infrastructure and operations to support the expanding YAHOO! RECRUITER customer base.

     OPERATING EXPENSES

     RESEARCH AND DEVELOPMENT. Research and development expenses were $3,396 or 54% of total revenue for the three months ended March 31, 2000 as compared to $1,976 or 31% of total revenue for the comparable Fiscal 1999 period. For the six month period ended March 31, 2000, research and development expenses were $6,343 or 50% of total revenue as compared to $3,401 or 27% of total revenue for the comparable Fiscal 1999 period. This increase is primarily due to increases in both personnel and consulting expenses in support of the Company's new and existing product development initiatives and its quality assurance programs. The Internet and transaction-based solutions segment accounted for 85% and 83% of total research and development expenses for the three and six month periods ended March 31, 2000, as compared to 47% and 41% for the comparable Fiscal 1999 periods. All of the Company's research and development costs have been expensed as incurred.

     SALES AND MARKETING. Sales and marketing expenses were $3,356 or 53% of total revenue and $6,986 or 55% of total revenue for the three and six month periods ended March 31, 2000, respectively, as compared to $2,935 or 46% of total revenue and $5,962 or 46% of total revenue for the comparable Fiscal 1999 periods. The increase in absolute dollars is due primarily to expansion of the Internet sales organization. The Internet and transaction-based solutions segment accounted for 72% and 70% of total sales and marketing expenses for the three and six month periods ended March 31, 2000, respectively, as compared to 39% and 35% of total sales and marketing expenses for the comparable Fiscal 1999 periods. The Company expects that sales and marketing expenses may vary from quarter to quarter as a percentage of total revenue.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses were $1,593 or 25% of total revenue and $3,412 or 27% of total revenue for the three and six month periods ended March 31, 2000, respectively, as compared to $1,450 or 23% of total revenue and $2,583 or 20% of total revenue for the comparable Fiscal 1999 periods. The absolute dollar increase for both periods of Fiscal 2000 as compared to Fiscal 1999 is the result of personnel increases in support of the Company's infrastructure.

     AMORTIZATION OF STOCK-BASED CONSIDERATION.

     Amortization of stock-based consideration was $749 and $1,733 for the three and six-month periods ended March 31, 2000, respectively, as compared to $0 for both the comparable periods of Fiscal 1999. The increase is due to warrants granted to Yahoo! in connection with a service agreement between Yahoo! and the Company. The Company is recognizing the expense related to the warrants over the vesting period. The amount recognizable may fluctuate from period to period based on fluctuations in the Company's stock price.

     OTHER INCOME, NET

     Other income increased to $162 and $436 for the three and six-month periods ended March 31, 2000 from $116 and $277 for the comparable Fiscal 1999 periods. The increase is primarily attributable to greater returns on investments due to higher average combined cash and cash equivalents and short- and long-investment balances. The Company expects to continue to yield investment income on its average balance of combined cash and cash equivalents and short- and long-term investments at an average rate consistent with that experienced for the first half of Fiscal 2000.

     BENEFIT FOR INCOME TAXES

     The Company did not record a tax benefit for the three and six months ended March 31, 2000 as compared to a 9% benefit for the three and six months ended March 31, 1999.

     At March 31, 2000, the Company had available net operating loss ("NOL") carryforwards, which may be used to offset future taxable income if any, and expire through 2020. The Company has recorded a deferred tax asset for that portion of that asset for which it is "more likely than not" to receive benefit in the future. The Company has placed a significant valuation allowance against the remaining deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES
(IN THOUSANDS)

     At March 31, 2000, the Company had cash and cash equivalents and short- and long-term investments of $6,995, a decrease of $13,131 from $20,126 at September 30, 1999. Working capital was $1,548 at March 31, 2000 as compared to $16,848 at September 30, 1999, a decrease of $15,300.

     Cash used in operating activities was $10,421 during the six month period ended March 31, 2000. Use of cash in operating activities consisted mainly of the net loss for the six-month period of $17,622, the offsetting effects of depreciation and amortization of $6,424 and amortization of stock-based consideration of $1,733 and of fluctuations in certain assets and liabilities.

     The Company used $7,246 in investing activities during the first half of Fiscal 2000, principally for the purchases of short and long-term investments of $4,060, for the purchase of property and equipment of $1,746 (primarily computer equipment) and the purchase of acquired technologies of $1,554. Net cash provided by financing activities for the six-month period ended March 31, 2000 was $477.

     To date, the Company has not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. Cash has been, and the Company contemplates that it will continue to be, invested in interest bearing, investment grade securities.

    From time to time, the Company may evaluate potential acquisitions of products, businesses and technologies that may complement or expand the Company's business. Any such transactions consummated may use a portion of the Company's working capital and/or require the issuance of equity or debt.

    The Company believes that its current cash and cash equivalent balance will support its operations into the fourth quarter of this fiscal year. The Company is actively pursuing additional sources of financing to support its operations into the foreseeable future. If the Company raises additional funds through further issuance of equity or convertible debt securities, the percentage of ownership of the Company's current stockholders will be reduced and such securities may have rights, preferences, and privileges senior to those of its current stockholders. In addition, the Company may not be able to obtain additional financing on terms favorable to the Company, if at all. If adequate funds are not available or are not available on terms favorable to the Company, its business, results of operations and financial condition could be materially and adversely affected.


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

    The Company does not have any specific contingency plans if any Year 2000 problems develop with respect to the Company's embedded systems, systems acquired from vendors or systems used by third parties with whom the Company has a mutual relationship. Contingency plans will be developed if it appears the Company or its key vendors will not be Year 2000 compliant and such non-compliance is expected to have a material adverse impact on the Company's operations.

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

FACTORS AFFECTING FUTURE OPERATING RESULTS

    An investment in Webhire's equity securities involves various risks. Current and prospective investors in Webhire's securities should carefully consider the following risk factors. These risk factors are not exhaustive and should be read together with the other reports and documents that we file with the Securities and Exchange Commission, which may include additional or more current information that should be considered in making an investment in Webhire.

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

OUR BUSINESS IS DEPENDENT ON THE DEVELOPMENT AND MAINTENANCE OF THE INTERNET INFRASTRUCTURE.

    Our success will depend, in large part, upon the development and maintenance of the Internet infrastructure as a reliable network backbone with the necessary speed, data capacity and security, and timely development of enabling products, such as high-speed modems, for providing reliable Internet access and services. We cannot assure you that the Internet infrastructure will continue to effectively support the demands placed on it as the Internet continues to experience increased numbers of users, greater frequency of use or increased bandwidth requirements of users. Even if the necessary infrastructure or technologies are developed, we may have to spend considerable resources to adapt our offerings accordingly. Furthermore, in the past, the Internet has experienced a variety of outages and other delays. Any future outages or delays could affect the Internet sites on which our customers' job advertisements are posted and the willingness of employers and job seekers to use our online recruitment offerings. If any of these events occur, our business, results of operations and financial condition could be materially and adversely affected.

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

WE MAY BE UNABLE TO CONTINUE TO BUILD CUSTOMER AWARENESS.

    We believe that continuing to build brand recognition is critical to achieving widespread acceptance of our online recruitment offerings. Brand recognition is a key-differentiating factor among providers of online recruitment offerings and we believe it could become more important as competition in the online recruitment market increases. We may find it necessary to accelerate expenditures on our sales and marketing efforts or otherwise increase our financial commitment to creating and maintaining brand awareness among potential customers. If we fail to successfully promote and maintain our brand or incur significant expenses in promoting our brand, our business, results of operations and financial condition could be materially and adversely affected.

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

IF WE ARE UNABLE TO OBTAIN ADDITIONAL CAPITAL AS NEEDED IN THE FUTURE, OUR BUSINESS MAY BE ADVERSELY AFFECTED.

    We believe that our current cash and cash equivalent balance will support our operations into the fourth quarter of this fiscal year. We are actively pursuing additional sources of financing to support our operations into the foreseeable future. Additional capital may be required to fund more rapid expansion, to develop new and to enhance existing services to respond to competitive pressures, and to acquire complementary services, businesses or technologies. If we raise additional funds through further issuances of equity or convertible debt securities, the percentage of ownership of our current stockholders will be reduced and such securities may have rights, preferences and privileges senior to those of our current stockholders. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If adequate funds are not available or are not available on terms favorable to us, our business, results of operations and financial condition could be materially and adversely affected.

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

WE HAVE SIGNIFICANT COMPETITION FROM A VARIETY OF SOURCES.

    The market for recruitment solutions is intensely competitive and highly fragmented. Although few companies directly compete with us, there are a large number of job boards, search firms, and portal sites that are vying for their share of the overall corporate recruiting budget. Although we do not compete with companies that offer a single database "job board" solution, such as Monster.com and Career Mosaic, these companies compete with Yahoo!, our major partner. We expect to face additional competition as other established and emerging companies, including print media companies and employee recruiting agencies with established brands, enter the online recruitment market.

    Many of our current and potential competitors have significantly greater financial, technical, marketing and other resources than we do. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships to expand their offerings and to offer more comprehensive solutions.

    We believe that there will be rapid business consolidation in the online recruitment industry. Accordingly, new competitors may emerge and rapidly acquire significant market share. In addition, new technologies will likely increase the competitive pressures that we face. The development of competing technologies by market participants or the emergence of new industry standards may adversely affect our competitive position. An increase in competition could result in price reductions, limitations of access to key content on the web, render our existing software and services obsolete or unmarketable and/or result in loss of market share.

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

ONE LARGE STOCKHOLDER BENEFICIALLY OWNS APPROXIMATELY 37% OF OUR OUTSTANDING STOCK, IS REPRESENTED ON OUR BOARD OF DIRECTORS AND HAS RIGHTS TO PARTICIPATE IN CERTAIN WEBHIRE TRANSACTIONS. SUCH STOCKHOLDER'S INTERESTS COULD CONFLICT WITH YOURS AND SIGNIFICANT SALES OF STOCK HELD BY IT COULD HAVE A NEGATIVE EFFECT ON OUR STOCK PRICE.

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

     SOFTBANK has the right to nominate two members of our Board of Directors, which currently consists of 5 members (one of whom is a SOFTBANK representative), and so long as it continues to hold at least 10% of our outstanding Common Stock, it is entitled to nominate one director each time a class of directors in which one of its representatives serves is subject to election. Furthermore, one of

SOFTBANK's directors is entitled to serve as a member of the Board's audit and compensation committees. As a result of SOFTBANK's board representation, it has significant influence on all Webhire matters requiring Board approval.

     In addition, in the event we propose to enter into a joint venture for operations in the United Kingdom, continental Europe or Japan, or a business transaction with any competitor of SOFTBANK's affiliate ZDNet, we are required by the terms of the stock purchase agreement pursuant to which SOFTBANK acquired our common stock to offer SOFTBANK or one of its affiliates the opportunity to participate in the transaction on mutually acceptable terms and conditions. As a result of these requirements, potential third parties may be reluctant to negotiate joint ventures or business transactions with us because they know SOFTBANK and its affiliates will be given the opportunity to participate in such transactions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Information relating to quantitative and qualitative disclosure about market risk is set forth under the caption "Short- and Long- Term Investments" in Note 2(d) of the Notes to Consolidated Financial Statements. The Company does not have any material foreign currency risks.

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

     None

Item 3. Defaults upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     Annual Stockholders' Meeting on March 15, 2000: At the annual meeting of the Company's stockholders, 14,021,939 shares, representing 96% of the Company's outstanding common stock as of the record date of January 17, 2000, voted on the following matters;

        1 The election of Russell J. Campanello and Charles R. Lax as Class I Directors to serve until the Annual Meeting of Stockholders following the close of the Company's 2002 Fiscal Year and until their successors are duly elected and qualified. Shares were voted as follows:

            Nominee                          For              Withheld
            -------                          ---              --------
            Russell J. Campanello            13,830,784       191,155
            Charles R. Lax                   13,831,184       190,755

        The following Directors' respective terms of office continued after the annual meeting: Lars D. Perkins, Martin J. Fahey and J. Paul Costello.

        2 The approval of an amendment to the Company's 1996 Stock Option and Grant Plan to increase the number of shares issuable thereunder. Shares were voted as follows: for 8,782,389; against 1,578,356; abstain 14,930; broker non-vote 3,646,264.

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits furnished as Exhibits hereto:


         Exhibit No.   Description
         -----------   -----------
         27.1          Financial Data Schedule Pursuant to Regulation S-X


        (b) No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2000.
                                  WEBHIRE, INC.



PART III - SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       WEBHIRE , INC.

                                                       /s/ MARTIN J. FAHEY
                                                       -------------------
                                                       Martin J. Fahey
                                                       CHIEF EXECUTIVE OFFICER




                                                       /s/  STEPHEN D. ALLISON
                                                       -----------------------
                                                       Stephen D. Allison
                                                       CHIEF FINANCIAL OFFICER

Date:   May 15, 2000