Form 10-Q
period 2000-06-30
WEBHIRE INC
filed 2000-08-21
CIK 1013322

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

           FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2000

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

                              TITLE OF EACH CLASS

 Common stock, $.01 par value, shares outstanding at July 31, 2000: 14,613,622 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 WEBHIRE, INC.
                                     INDEX

                                                                         PAGE
                                                                       --------
PART I--FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets at June 30, 2000 and
         September 30, 1999..........................................         3

         Consolidated Statements of Operations for the three and nine
         months ended June 30, 2000 and June 30, 1999................         4

         Consolidated Statements of Cash Flows for the nine months
         ended June 30, 2000
         and June 30, 1999...........................................         5

         Notes to Consolidated Financial Statements..................         6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................        12

Item 3.  Quantitative and Qualitative Disclosure About Market Risk...        21

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings...........................................        22

Item 2.  Changes in Securities and Use of Proceeds...................        22

Item 3.  Defaults upon Senior Securities.............................        22

Item 4.  Submission of Matters to a Vote of Security Holders.........        22

Item 5.  Other Information...........................................        22

Item 6.  Exhibits and Reports on Form 8-K............................        22

PART III--SIGNATURES.................................................        23

PART I--FINANCIAL INFORMATION

Item 1. Financial Statements

                                 WEBHIRE, INC.
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                               JUNE 30,     SEPTEMBER 30,
                                                                 2000           1999
                                                              -----------   -------------
                                                              (UNAUDITED)
                           ASSETS
Current Assets:
  Cash and cash equivalents.................................   $  1,117        $20,126
  Short-term investments....................................      2,029             --
  Accounts and installments receivable, less allowance for
    doubtful accounts of $1,458 and $700 at June 30, 2000
    and September 30, 1999, respectively....................      5,743          4,693
  Other current assets......................................      1,524          2,321
  Refundable income taxes...................................        401            700
                                                               --------        -------
      Total current assets..................................     10,814         27,840
Long-term installments receivable, net......................        175            444
Property and equipment, net.................................      4,696          4,593
Intangible assets, net of accumulated amortization of
  $XX,XXX and $6,642 at June 30, 2000 and September 30,
  1999, respectively........................................     11,290         10,770
Deferred income taxes.......................................         --          1,068
Other assets, net...........................................        530            643
                                                               --------        -------
      TOTAL ASSETS..........................................   $ 27,505        $45,358
                                                               ========        =======

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of capital lease obligations..............   $    254        $   578
  Accounts payable..........................................      1,612          1,922
  Convertible notes and accrued interest....................      3,425             --
  Notes payable net premium.................................        289              0
  Accrued expenses..........................................      2,906          3,150
  Deferred revenue..........................................      8,176          5,342
                                                               --------        -------
      Total current liabilities.............................     16,662         10,992
                                                               --------        -------
Deferred rent...............................................        180            228
                                                               --------        -------
Capital lease obligations...................................         --            122
                                                               --------        -------
Stockholders' Equity:
  Preferred stock, $.01 par
    value--Authorized--5,000,000 shares, Issued and
    outstanding--none.......................................         --             --
  Common stock, $.01 par value--Authorized--30,000,000
    shares, Issued--15,300,522 and 15,089,067 shares at
    June 30, 2000 and September 30, 1999, respectively,
    Outstanding--14,613,622 and 14,402,167 shares at
    June 30, 2000 and September 30, 1999, respectively......        153            151
Additional paid-in capital..................................     53,276         49,353
Treasury stock, at cost--686,900 shares at June 30, 2000 and
  September 30, 1999........................................       (831)          (831)
Accumulated deficit.........................................    (41,935)       (14,657)
                                                               --------        -------
      Total stockholders' equity............................     10,663         34,016
                                                               --------        -------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............   $ 27,505        $45,358
                                                               ========        =======

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS

                                 WEBHIRE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                     JUNE 30,                  JUNE 30,
                                                              -----------------------   ----------------------
                                                                 2000         1999         2000        1999
                                                              ----------   ----------   ----------   ---------
                                                                                        (RESTATED)
Revenue:
  Product revenue...........................................  $      391   $    1,593   $    3,176   $   6,129
  Services revenue--Enterprise..............................       2,601        3,111        8,476       9,393
  Services revenue--Internet................................       2,796        1,442        6,912       3,449
                                                              ----------   ----------   ----------   ---------
      Total revenue.........................................       5,788        6,146       18,564      18,971
                                                              ----------   ----------   ----------   ---------
Cost of Revenue:
  Product revenue...........................................         369          221          884         617
  Non-cash write-off of other assets........................         284           --          284          --
  Services revenue--Enterprise..............................         981        1,465        3,177       4,410
  Services revenue--Internet................................       2,820        1,275        7,380       2,847
  Amortization of acquired technology.......................       X,XXX        1,914        X,XXX       4,466
                                                              ----------   ----------   ----------   ---------
      Total cost of revenue.................................       4,454        2,961       11,725       7,874
                                                              ----------   ----------   ----------   ---------
Gross margin................................................       1,334        3,185        6,839      11,097
                                                              ----------   ----------   ----------   ---------
Operating Expenses:
  Research and development..................................       2,955        2,152        9,298       5,553
  Sales and marketing (excluding stock-based consideration
    of $(1,723), $11, $0 and $0 for the three and nine
    months ended June 30, 2000 and the three and nine
    months ended June 30, 1999, respectively)...............       3,019        2,561       10,004       8,523
  Non-cash write-off of other assets........................       1,000           --        1,000          --
  General and administrative................................       1,974        1,610        5,386       4,193
  Amortization of other intangibles.........................       X,XXX           --        X,XXX          --
  Amortization of stock-based consideration.................      (1,723)          --           11          --
                                                              ----------   ----------   ----------   ---------
      Total operating expenses..............................      10,039        8,237       33,602      22,735
                                                              ----------   ----------   ----------   ---------
Loss from operations........................................      (8,705)      (5,052)     (26,763)    (11,638)
Loss from equity-method investments.........................          (5)          --           (5)         --
Other (expense) income, net.................................         (16)         102          420         379
                                                              ----------   ----------   ----------   ---------
Loss before provision (benefit) for income taxes............      (8,726)      (4,950)     (26,348)    (11,259)
Provision (benefit) for income taxes........................       1,165           --        1,165        (568)
                                                              ----------   ----------   ----------   ---------
Net loss....................................................      (9,891)      (4,950)     (27,513)    (10,691)
                                                              ==========   ==========   ==========   =========

Basic and diluted net loss per share........................  $    (0.68)  $     (.49)  $    (1.89)  $   (1.10)
                                                              ==========   ==========   ==========   =========

Basic and diluted weighted average number of common shares
  outstanding...............................................  14,605,631   10,075,190   14,537,987   9,743,711
                                                              ==========   ==========   ==========   =========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                                 WEBHIRE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                    JUNE 30,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
Cash Flows from Operating Activities:
  Net loss..................................................  $(27,513)   $(10,691)
Adjustments to reconcile net loss to net cash used in
  operating activities--
  Depreciation and amortization.............................     9,901       5,945
  Amortization of stock-based consideration.................        11          --
  Provision for doubtful accounts...........................       620          --
  Non-cash write-off of other assets........................     1,284          --
  Deferred income taxes, net................................     1,068        (568)
  Deferred rent.............................................       (47)         17
  Loss in equity-method investments.........................         5          --
  Changes in assets and liabilities--
    Accounts and installments receivable, net...............    (1,670)      2,205
    Other current assets....................................      (487)       (445)
    Refundable income taxes.................................       299        (175)
    Long-term installments receivable.......................       269         101
    Accounts payable........................................      (310)        194
    Accrued expenses........................................      (138)       (286)
    Deferred revenue........................................     2,833         223
    Accrued income taxes....................................        --        (172)
                                                              --------    --------
      Net cash used in operating activities.................   (13,875)     (3,652)
                                                              --------    --------
Cash Flows from Investing Activities:
  Purchases of acquired technologies........................    (1,554)     (6,782)
  Purchases of property and equipment.......................    (2,102)     (1,886)
  Maturities and purchases of short-term investments, net...    (2,029)      3,813
  Maturities and purchases of long-term investments, net....        --         893
  Investments in equity-method investees....................        (5)         --
  Change in other assets....................................       114         198
                                                              --------    --------
      Net cash used in investing activities.................    (5,576)     (3,764)
                                                              --------    --------
Cash Flows from Financing Activities:
  Payments of capital lease obligations.....................      (446)       (117)
  Proceeds from exercise of common stock options............       771         219
  Proceeds from employee stock purchase plan stock
    issuance................................................       174         105
  Issuance costs in connection with private placement of
    Common stock............................................       (57)         --
                                                              --------    --------
      Net cash provided by financing activities.............       442         207
                                                              --------    --------
Net decrease in Cash and Cash Equivalents...................   (19,009)     (7,209)
Cash and Cash Equivalents, beginning of period..............    20,126       9,772
                                                              --------    --------
Cash and Cash Equivalents, end of period....................  $  1,117    $  2,563
                                                              ========    ========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for
    Interest................................................  $     15    $      5
                                                              --------    --------
    Income taxes............................................  $     15    $    331
                                                              --------    --------
Supplemental Schedule of Noncash Investing and Financing
  Activities:
  Issuance of common stock in connection with Junglee
    investment..............................................  $     --    $  8,529
                                                              --------    --------
  Issuance of convertible notes and beneficial conversion
    feature in connection with HR Sites acquisition
    (Note 8)................................................  $  3,425    $     --
                                                              --------    --------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                                 WEBHIRE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2000

(1) ACCOUNTING POLICIES

    (A) BASIS OF PRESENTATION

    The accompanying consolidated financial statements include the accounts of Webhire, Inc. and its wholly-owned subsidiaries (collectively, "the Company"). All significant intercompany transactions and balances have been eliminated.

    (B) PREPARATION OF FINANCIAL STATEMENTS

    The interim financial data as of June 30, 2000 and for the three and nine-month periods ended June 30, 2000 and 1999 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results for the interim periods are not necessarily indicative of the results for the entire year. The consolidated financial statements should be read in connection with the consolidated financial statements of Webhire, Inc. for the year ended September 30, 1999 ("Fiscal 1999") included in its Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

    (C) REVISION

    The Company has revised its consolidated financial statements for the three months ended December 31, 1999 and for the three and six months ended March 31, 2000. The adjustments were required to revise the accounting for the HR Sites acquisition (Note 8) and the junior subordinated convertible promissory notes issued during the first quarter of fiscal 2000, and to record a related beneficial conversion feature and related interest income. The consolidated financial statements and related notes to the consolidated financial statements in this Form 10-Q reflect all such revisions through June 30, 2000. The Company believes that its revised accounting for the ITR Sites transaction is appropriate based on applicable accounting guidance. However, there can be no assurance that other revisions to such accounting will not be necessary given the interpretive nature of the applicable accounting guidance.

(2) INVESTMENTS

    The Company had investments of $2,029 and $0 as of June 30, 2000, and September 30, 1999, respectively. The investments were classified as "available-for-sale", and the difference between the cost and fair value of these investments was immaterial and is included in other comprehensive income.

(3) NET LOSS PER SHARE

    Diluted earnings per share includes the effect of dilutive securities. As a net loss is presented for the three and nine-month periods ended June 30, 2000 and June 30, 1999, the loss per share was based only on the weighted average number of common shares outstanding. Common equivalent shares, such as stock options and warrants, outstanding during all periods were not used, as their inclusion would have been anti-dilutive.

    For both the three and nine-month periods ended June 30, 2000 and June 30, 1999, all 2,587,368 and 1,358,453 potential common shares, respectively, were excluded from the above calculation, as their effect would have been anti-dilutive due to the Company's net loss in those periods.

                                 WEBHIRE, INC.

                                 JUNE 30, 2000

(4) COMPREHENSIVE LOSS

    SFAS 130 requires unrealized gains or losses on the Company's investments, which prior to adoption were reported separately in stockholders' equity to be included in other comprehensive income.

                                                                    NINE MONTHS ENDED
                                                              -----------------------------
                                                              JUNE 30, 2000   JUNE 30, 1999
                                                              -------------   -------------
                                                                     (IN THOUSANDS)
Net loss....................................................    $(27,513)       $(10,691)
                                                                --------        --------
Other comprehensive loss before tax:
  Unrealized gain (loss) on available-for-sale investment...
Income tax related to items of other comprehensive loss.....
                                                                --------        --------
Other comprehensive loss, net of tax........................
                                                                --------        --------
Comprehensive loss..........................................
                                                                --------        --------

(5) SOFTBANK INVESTMENT

    On July 19, 1999, the Company entered into a stock purchase agreement with SOFTBANK Capital Partners LP and its affiliates (collectively, "SOFTBANK"), pursuant to which SOFTBANK agreed to purchase in a private placement (the "Private Placement") 3,960,396 shares of the Company's common stock ("Common Stock") at a price per share of $5.05, for an aggregate purchase price of $20 million. The purchase price of $5.05 per share represented the average closing price of the Common Stock for the twenty trading days immediately preceding the date the parties entered into the stock purchase agreement. The Private Placement was consummated on September 24, 1999 upon the approval of the stockholders of the Company.

    Also on July 19, 1999, SOFTBANK entered into a separate stock purchase agreement with Amazon.com, Inc. ("Amazon") to purchase 1,670,273 shares of Common Stock held by Amazon. After consummation of the Private Placement and the acquisition of Common Stock from Amazon, SOFTBANK and its affiliates own 5,630,669 shares of Common Stock, representing approximately 38.5% and 39.1% of the total outstanding shares as of June 30, 2000 and September 30, 1999, respectively.

(6) YAHOO! INVESTMENT AND SERVICE AGREEMENT

    Yahoo! Inc., a SOFTBANK affiliate ("Yahoo!"), agreed to participate in the Private Placement by purchasing 274,726 shares of Common Stock.

    Webhire and Yahoo! have entered into a service agreement whereby, among other things, Webhire provides resume management technology and services to Yahoo! to create an online resume database.

    In connection with this service agreement, the Company granted to Yahoo! warrants to purchase 199,218 shares of Common Stock at $4.95 per share. The warrants fully vested on June 3, 2000. At June 30, 2000 and September 30, 1999, the aggregate fair value of the warrants was estimated at approximately $183,000 and $1,381,000, respectively, using the Black-Scholes option-pricing model. The Company recognized the expense related to the warrants over the vesting period. In the current quarter due to the decline in the Company's stock price, the earlier estimated expense was reduced under the variable accounting method, resulting in a credit of $1,723.

                                 WEBHIRE, INC.

                                 JUNE 30, 2000

(7) EQUITY INVESTMENTS

    The Company holds a 43% ownership interest in refer.com, inc. ("Refer") accounted for under the equity method. Refer is an online job and networking service that pays cash rewards to people who help their friends and business contacts find new jobs. The Company and idealab!, a leading creator and operator of Internet businesses, are the principal shareholders in Refer.

(8) ACQUIRED TECHNOLOGIES AND INTANGIBLES

    On November 18, 1998, the Company acquired certain assets and assumed certain obligations of the Junglee Employment Services business of Amazon. In exchange for $6 million in cash and 1,670,273 shares of Common Stock valued at $8.5 million, Webhire received exclusive rights to Junglee's online recruitment technologies. Webhire also acquired Junglee's Internet production sites and assumed management and development of the employer and career site business relationships established by Junglee Corp. ("Junglee"). Webhire did not retain any Junglee personnel in connection with the transaction. The investment is being amortized over two years.

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

    On December 13, 1999, the Company acquired certain assets of Human Resources Sites International, Inc. ("HR Sites") in exchange for $1.5 million in cash plus junior subordinated convertible promissory notes ("Notes") totaling
$3.4 million. HR Sites was the developer of a leading Internet job-posting platform that provided online job posting connections to more than 2,000 career sites and Internet news groups. The Notes contain a beneficial conversion feature enabling the holder to convert the principal and any accrued interest into the Company's common stock one day prior to the scheduled maturities, or one day prior to redemption by the Company, at a price of $9.68 per share. The Company may redeem the Notes at any time on or after January 1, 2000 at their sole discretion. The Notes are also convertible upon a change in control, as defined. The Company's common stock price on the date the Notes were executed at December 13, 1999 was $17.75. The conversion price is subject to adjustment upon certain anti-dilution events. The Notes contain the same terms other than differing maturities. The interest rate on both Notes is 5.6% per annum. The Notes consist of principal amounts of $2,500,000 and $925,000 maturing on December 14, 2000 and March 14, 2001, respectively. The Notes are junior subordinated debt, as defined. The Company obtained a third party valuation of the Notes which totaled $7,066,000. The total consideration amounted to $8,566,000 including the cash paid of $1,500,000. The purchase price was

                                 WEBHIRE, INC.

                                 JUNE 30, 2000

(8) ACQUIRED TECHNOLOGIES AND INTANGIBLES (CONTINUED) allocated to the following identifiable assets with the assistance of a third party valuation with the following estimated lives:

                                                               AMOUNT     ESTIMATED LIFE
                                                              ---------   --------------
Acquired technology.........................................  2,069,000         3
Non-compete agreements......................................    157,000         3
Customer base...............................................     24,000         5
Fixed assets................................................     20,000         1
Excess purchase price over identifiable assets..............  6,370,088         3
                                                              ---------
                                                              8,640,088
                                                              =========

    The beneficial conversion feature, including the maximum accrued interest to the maturity date, which is also convertible into common stock at $9.68, totaled $3,000,000. The Company has recorded the difference between the fair value of the Notes and the face amounts of $3,700,000, net of the beneficial conversion feature amount calculated under EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," of $700,000 as deferred Note Premium which will be amortized to interest income using the effective yield method.

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

                                 WEBHIRE, INC.

                                 JUNE 30, 2000

(9) BUSINESS SEGMENT INFORMATION (CONTINUED)
    The Company's reportable segments are strategic business units that offer different solutions tailored to a customer's needs. They are managed separately because each business requires different technology and sales and marketing strategies.

                                                            FOR THE THREE MONTHS ENDED JUNE 30,
                                        ---------------------------------------------------------------------------
                                                          2000                                   1999
                                        INTERNET AND   ENTERPRISE    TOTAL     INTERNET AND   ENTERPRISE    TOTAL
                                        TRANSACTIONS    SOFTWARE    COMPANY    TRANSACTIONS    SOFTWARE    COMPANY
                                        ------------   ----------   -------    ------------   ----------   -------
Revenue...............................    $ 2,796        $ 2,992    $  5,788     $ 1,442        $ 4,704    $  6,146
Gross Margin..........................       (122)         1,456       1,334         167          3,018       3,185
Loss from operations..................     (7,947)          (758)     (8,705)     (5,034)           (18)     (5,052)
Loss from equity-method investments...                                    (5)                                    --
Other (expense) income, net...........                                   (16)                                   102
                                                                    --------                               --------
Loss from operations before income
  tax.................................                              $ (8,726)                              $ (4,950)
                                                                    ========                               ========

                                                            FOR THE THREE MONTHS ENDED JUNE 30,
                                        ---------------------------------------------------------------------------
                                                          2000                                   1999
                                        INTERNET AND   ENTERPRISE    TOTAL     INTERNET AND   ENTERPRISE    TOTAL
                                        TRANSACTIONS    SOFTWARE    COMPANY    TRANSACTIONS    SOFTWARE    COMPANY
                                        ------------   ----------   -------    ------------   ----------   -------
Revenue...............................    $  6,913       $11,651    $ 18,564     $  3,449       $15,522    $  6,146
Gross Margin..........................        (565)        7,404       6,839          602        10,495       3,185
Loss from operations..................     (27,570)          807     (26.763)     (11,152)         (486)    (11,638)
Loss from equity-method investments...                                    (5)                                    --
Other (expense) income, net...........                                   420                                    379
                                                                    --------                               --------
Loss from operations before income
  tax.................................                              $(26,348)                              $(11,259)
                                                                    ========                               ========

(10) RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including some derivative instruments embedded in other contracts (collectively referred to as derivatives), and for other hedging activities. The Company will adopt SFAS 133 in Fiscal 2001, in accordance with SFAS 137, which deferred the effective date of SFAS 133. The adoption of this standard in Fiscal 2001 is not expected to have a material impact on the Company's consolidated financial statements.

    In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB No. 25 to certain issues including: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for the exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 are applicable retroactively to specific events occurring after either December 15, 1998 or

                                 WEBHIRE, INC.

                                 JUNE 30, 2000

(10) RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)
January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

(11) SUBSEQUENT EVENTS

    On July 10, 2000, the Company entered into a stock purchase agreement with Korn/Ferry International, SOFTBANK, GMN Investors II, L.P., Aventine International Fund and Bricoleur Partners II, L.P., whereby the Company agreed to issue an aggregate of 6,808,512 shares of Common Stock, at a price per share of $2.35, for an aggregate purchase price of approximately $16 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                 WEBHIRE, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            FOR THE THREE AND NINE MONTH PERIODS ENDED JUNE 30, 2000

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

CONSOLIDATED RESULTS OF OPERATIONS
(IN THOUSANDS)

    REVENUE

    Total revenue for the three and nine-month periods ended June 30, 2000 was $5,788 and $18,564 compared to $6,146 and $18,971 for the three and nine-month periods ended June 30, 1999.

    PRODUCT REVENUE. Product revenue, which relates to the enterprise software solutions segment, was $391 for the three months ended June 30, 2000 compared to $1,593 for the three months ended June 30, 1999. For the nine months ended
June 30, 2000, product revenue was $3,176 compared to $6,129 for the comparable 1999 period. Protracted sales cycles resulting from the transition to an Internet/intranet product line, the introduction in the market of competitive Internet-based and outsourced solutions, a general stagnation in sales of client-server software solutions, and Year 2000 and other information technology constraints were the primary contributors to the decrease. Because the Company's product revenue consists of a small number of large dollar transactions, wide fluctuations can be experienced from period to period. Such fluctuations are not necessarily indicative of future results.

    SERVICES REVENUE. Services revenue--Enterprise was $2,601 for the three months ended June 30, 2000 compared to $3,111 for the three months ended
June 30, 1999. For the nine months ended June 30, 2000, services revenue--Enterprise decreased to $8,476 from $9,393 for the comparable 1999 period. Services revenue--Internet increased 94% to $2,796 for the three months ended June 30, 2000 from $1,442 for the three months ended June 30, 1999. For the nine months ended June 30, 2000, services revenue--Internet increased 100% to $6,912 from $3,449 for the comparable 1999 period. The increase for both periods was attributable to the continued growth of the YAHOO! RECRUITER customer base, the addition of the candidate sourcing services, WEBHIRE AGENT and YAHOO! RESUMES, introduced during the first fiscal quarter of 2000 and the addition of OUTSOURCED WEBHIRE ENTERPRISE and WEBHIRE JOB SITE HOSTING, introduced during the second fiscal quarter of 2000.

    COST OF REVENUE

    COST OF PRODUCT REVENUE. Cost of product revenue represented 94% and 28% of total product revenue for the three and nine months ended June 30, 2000, respectively, as compared to 14% and 10% for the three and nine months ended June 30, 1999, respectively. The increase as a percentage of product revenue is due primarily to increased costs in royalties due under third-party licensing arrangements for the WEBHIRE ENTERPRISE product set to expire in the fourth fiscal quarter.

    NON-CASH WRITE-OFF OF OTHER ASSETS. The Company recorded a non-cash write-off of other assets of $284 for the three months ended June 30, 2000 relating to the impairment of pre-paid software licenses from a company that has suspended operations during the third fiscal quarter.

    COST OF SERVICES REVENUE.

    Cost of services revenue--Enterprise decreased 33% to $981 for the three months ended June 30, 2000 from $1,465 for the three months ended June 30, 1999. For the nine months ended June 30, 2000, cost of services revenue--Enterprise of $3,177 decreased 28% from $4,410 for the comparable 1999 period. The decrease is due to management's continued cost containment efforts.

    Cost of services revenue--Internet increased 121% to $2,820 for the three months ended June 30, 2000 from $1,275 for the three months ended June 30, 1999. For the nine months ended June 30, 2000, cost of services revenue--Internet of $7,380 increased 159% from $2,847 for the comparable 1999 period. The increase in absolute dollars is principally attributable to costs associated with building the infrastructure and operations to support the expanding YAHOO! RECRUITER customer base and increased costs in royalties due under third-party licensing arrangements for the YAHOO! RECRUITER product.

    OPERATING EXPENSES

    RESEARCH AND DEVELOPMENT. Research and development expenses were $2,955 or 51% of total revenue for the three months ended June 30, 2000 as compared to $2,152 or 35% of total revenue for the comparable Fiscal 1999 period. For the nine-month period ended June 30, 2000, research and development expenses were $9,298 or 50% of total revenue as compared to $5,553 or 29% of total revenue for the comparable Fiscal 1999 period. This increase is primarily due to increases in both personnel and consulting expenses in support of the Company's new and existing product development initiatives and its quality assurance programs. The Internet and transaction-based solutions segment accounted for 77% and 81% of total research and development expenses for the three and nine-month periods ended June 30, 2000, as compared to 53% and 46% for the comparable Fiscal 1999 periods. All of the Company's research and development costs have been expensed as incurred.

    SALES AND MARKETING. Sales and marketing expenses were $3,019 or 52% of total revenue and $10,004 or 54% of total revenue for the three and nine month periods ended June 30, 2000, respectively, as compared to $2,561 or 42% of total revenue and $8,523 or 45% of total revenue for the comparable Fiscal 1999 periods. The increase in absolute dollars is due primarily to expansion of the Internet sales organization and increased marketing efforts to promote YAHOO! RECRUITER and several new product offerings. The Internet and transaction-based solutions segment accounted for 82% and 74% of total sales and marketing expenses for the three and nine-month periods ended June 30, 2000, respectively, as compared to 47% and 39% of total sales and marketing expenses for the comparable Fiscal 1999 periods. The Company expects that sales and marketing expenses may vary from quarter to quarter as a percentage of total revenue.

    NON-CASH WRITE-OFF OF OTHER ASSETS. The Company recorded a non-cash write-off of other assets of $1,000 for the three months ended June 30, 2000 relating to the impairment of pre-paid royalties from a company that has suspended operations during the third fiscal quarter.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses were $1,974 or 34% of total revenue and $5,386 or 29% of total revenue for the three and nine-month periods ended June 30, 2000, respectively, as compared to $1,610 or 26% of total revenue and $4,193 or 22% of total revenue for the comparable Fiscal 1999 periods. The absolute dollar increase for both periods of Fiscal 2000 as compared to Fiscal 1999 is the result of personnel increases in support of the Company's infrastructure and increased accounts receivable reserves.

    AMORTIZATION OF STOCK-BASED CONSIDERATION.

    Amortization of stock-based consideration was $(1,723) and $11 for the three and nine-month periods ended June 30, 2000, respectively, as compared to $0 for both the comparable periods of Fiscal 1999. Amortization of stock-based consideration is due to warrants granted to Yahoo! in connection with a service agreement between Yahoo! and the Company. The Company recognized the accumulated expense under the variable accounting method related to the warrants over the vesting period. The amount recognized fluctuated from period to period based on fluctuations in the Company's stock price.

    OTHER (EXPENSE) INCOME, NET

    Other (expense) income decreased to $(16) for the three months ended
June 30, 2000 from $102 for the three months ended June 30, 1999. For the nine months ended June 30, 2000, other (expense) income increased to $420 from $379 for the comparable 1999 period. The decrease for the three-month period is primarily attributable to interest expense of $110 essentially relating to the junior subordinated convertible promissory notes issued to HR Sites. The increase for the nine-month period is primarily attributable to the greater returns on investments due to higher average combined cash and cash equivalents and short-and long- investment balances partially offset by interest expense. The Company expects to continue to yield investment income on its average balance of combined cash and cash equivalents and short- and long-term investments at an average rate consistent with that experienced for the first three quarters of Fiscal 2000.

    PROVISION FOR INCOME TAXES

    For the three and nine months ended June 30, 2000 the Company recorded an additional $1.2 million valuation allowance to provide for the full amount of its net deferred tax assets since, based on the weight of available evidence, management cannot conclude that it is more likely than not that these future benefits will be realized. The deferred tax assets, consisting of net operating loss carryforwards, remain available to offset future taxable income.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including some derivative instruments embedded in other contracts (collectively referred to as derivatives), and for other hedging activities. The Company will adopt SFAS 133 in Fiscal 2001, in accordance with SFAS 137, which deferred the effective date of SFAS 133. The adoption of this standard in Fiscal 2001 is not expected to have a material impact on the Company's consolidated financial statements.

    In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB No. 25 to certain issues including: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for the exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 are applicable retroactively to specific events occurring after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES
(IN THOUSANDS)

    At June 30, 2000, the Company had cash and cash equivalents and short- and long-term investments of $3,146, a decrease of $16,980 from $20,126 at September 30, 1999.

    Cash used in operating activities was $13,875 during the nine-month period ended June 30, 2000. Use of cash in operating activities consisted mainly of the net loss for the nine-month period of $27,513, the offsetting effects of depreciation and amortization of $9,901, a non-cash write-off of other assets of $1,284, a full valuation allowance on deferred tax assets of $1,068 and fluctuations in certain assets and liabilities.

    The Company used $5,576 in investing activities during the first nine months of Fiscal 2000, principally for the purchase of property and equipment of $2,102 (primarily computer equipment), the purchases of short and long-term investments of $2,029, and the purchase of acquired technologies of $1,554.

    Net cash provided by financing activities for the nine-month period ended June 30, 2000 was $442, consisting principally of the proceeds from the exercise of common stock options of $771, the proceeds from the issuance of employee stock purchase plan stock of $174 and the offsetting effects of payments on capital leases of $446.

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

    On July 10, 2000, the Company entered into a stock purchase agreement with Korn/Ferry International, SOFTBANK, GMN Investors II, L.P., Aventine International Fund and Bricoleur Partners II, L.P., whereby the Company agreed to issue an aggregate of 6,808,512 shares of Common Stock, at a price per share of $2.35, for an aggregate purchase price of approximately $16 million. The Company believes that its current cash and cash equivalent balance along with the additional financing will be sufficient to meet its working capital expenditures through the near term.

FACTORS AFFECTING FUTURE OPERATING RESULTS

    An investment in our Common Stock involves various risks. Before investing in our Common Stock, you should carefully consider the following risk factors. These risk factors are not exhaustive and should be read together with the other reports and documents that we file with the Securities and Exchange Commission, which may include additional or more current information that should be considered in making an investment in us.

IF WE ARE UNABLE TO OBTAIN ADDITIONAL CAPITAL AS NEEDED IN THE FUTURE, OUR BUSINESS MAY BE ADVERSELY AFFECTED.

    Because the proposed financing with Korn/Ferry, SOFTBANK, et. al. was completed on August 10, 2000, we currently anticipate that our available cash will be sufficient to meet our anticipated working capital and capital expenditure requirements through the near term. However, we may need to raise additional capital to meet our needs in the longer term to fund more rapid expansion to develop new services and to enhance existing services in response to competitive pressures, and to acquire complementary services, businesses or technologies. In the event our operations are not profitable or do not generate sufficient cash to fund the business, or if we fail to receive money to meet our obligations, we may have to substantially cut back our level of operations. These reductions could, in turn, affect our relationships with our strategic partners and customers and threaten our ability to continue as an ongoing concern. If we raise additional funds through further issuance of equity or convertible debt securities, the percentage of ownership of our current stockholders will be reduced and such securities may have rights, preferences and privileges senior to those of our current stockholders. In addition, we may not be able to obtain such financing on terms favorable to us, if at all. If adequate funds are not available or are not available on terms favorable to us, our business, results of operations and financial condition could be materially and adversely affected.

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

WE HAVE RECENTLY EXPANDED OUR TECHNOLOGY INTO SEVERAL NEW BUSINESS AREAS AND CANNOT BE CERTAIN THAT OUR EXPANSION WILL BE SUCCESSFUL.

    We have recently expanded our technology into products and services that can be offered over the Internet to foster long-term growth. These areas are relatively new to our product development, sales and marketing personnel. We cannot be assured that the markets for these products and services will develop or that it will be able to compete effectively or will generate significant revenues in these new areas making our success in this area difficult to predict.

    The success of Internet computing and, in particular, our current Internet computing software products and services is difficult to predict because Internet computing represents a method of computing that is new. The success of Internet computing will depend in large measure on (i) the lower cost of ownership of Internet computing relative to client/server architecture,
(ii) the ease of use and administration relative to client/server architecture, and (iii) how hardware and software vendors choose to compete in this market. There can be no assurances that sufficient numbers of vendors will undertake this commitment, that the market will accept Internet computing or that Internet computing will generate significant revenues for us.

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

    It is possible that we will be required to further adapt our business model in response to additional changes in the online recruitment market or if our current business model is not successful. If we are not able to anticipate changes in the online recruitment market or if our business model is not successful, our business, results of operations and financial condition will be materially and adversely affected.

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

THE GROWTH IN DEMAND FOR AUTOMATED RECRUITING SOFTWARE AND SERVICES AND THE USE OF THE INTERNET AS A RECRUITING MEDIUM ARE UNCERTAIN.

    Our future success substantially depends on broader recognition of the potential benefits of automated recruiting software and services and the growth in demand for these products and services. It is difficult to assess the size of the market that will develop and the rate at which it will develop. If the market does not develop as we anticipate, or if it develops more slowly than we expect, our business, operating results and financial condition will be materially and adversely affected.

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

OUR COMPUTER SYSTEMS COULD FAIL OR OVERLOAD.

    The success of our online recruitment offerings depends highly on the efficient and uninterrupted operation of our computer and communications systems. Power loss, telecommunications failures, computer viruses, electronic break-ins or other similar disruptive problems could damage or cause interruptions in these systems. If our systems are affected by any of these occurrences, our business, results of operations and financial condition could be materially and adversely affected. Our insurance policies may not cover, or if covered, may not adequately compensate us for, any losses that may occur due to any failures or interruptions in our systems. We do not presently have any secondary "off-site" systems or a formal disaster recovery plan.

    In addition, we must accommodate a high volume of traffic and deliver frequently updated information. Our websites have in the past and may in the future experience slower response times or decreased traffic for a variety of reasons. In addition, our users depend on Internet service providers and other internet site operators for access to our websites. Many of the Internet service providers have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems.

    If we experience any of these problems, our business, results of operations and financial condition could be materially and adversely affected.

OUR NEW PRODUCT INTRODUCTIONS MAY HAVE DEFECTS WHICH COULD RESULT IN ADVERSE PUBLICITY OR HAVE OTHER NEGATIVE EFFECTS.

    As the marketplace for recruiting solutions continues to evolve, we plan to develop and introduce new products and services to enable us to effectively meet the changing needs of the market. Products as complex as those we offer may contain undetected errors when first introduced or when new versions are released. In the past, despite prior testing, we have discovered software errors in some of our products after their introduction. Product defects may result in adverse publicity, loss of or delay in market acceptance, injury to our reputation and brand awareness, or claims against us, any one of which could have a material adverse effect on our business, results of operations and financial condition.

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

WE MUST MANAGE OUR GROWTH IN ORDER TO ACHIEVE DESIRED RESULTS.

    The evolution of our business and the expansion of our customer base have resulted in substantial growth in the number of our employees and the scope of our operations of the last few years. Our future results of operations will depend in part on the ability of our officers and other key employees to continue to implement our operational, customer support and financial control systems and to expand, train, and manage our employee base.

THE SUCCESSFUL OPERATION OF OUR BUSINESS DEPENDS IN LARGE PART ON OUR
  RELATIONSHIPS WITH THIRD PARTIES.

    A key element of our business strategy is to develop relationships with leading industry organizations in order to increase our market presence, expand distribution channels and broaden our product line. We believe that our continued success depends in large part on our ability to maintain such relationships and cultivate additional relationships. There can be no assurance that our existing strategic partners will not discontinue their relationships with us, or that we will be able to develop successfully additional strategic relationships.

    In addition, certain technology incorporated in our software is licensed from third parties on a nonexclusive basis. The termination of any of these licenses, or the failure of the third-party licensors to maintain adequately or update their products, could result in delay in our ability to ship certain of our products while we seek to implement technology offered by alternative sources. In addition, any required replacement licenses could prove more costly than our current license relationships and might not provide technology as powerful and functional as the third-party technology we currently license. Also, any such delay, to the extent it becomes extended or occurs at or near the end of a fiscal quarter, could have a material adverse effect on our results of operations for that quarter. While it may be necessary or desirable in the future to obtain other licenses relating to one or more of our products or relating to current or future technologies, we may not be able to do so on commercially reasonable terms or at all.

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

ONE LARGE STOCKHOLDER BENEFICIALLY OWNS APPROXIMATELY 37% OF OUR OUTSTANDING STOCK, IS REPRESENTED ON OUR BOARD OF DIRECTORS AND HAS RIGHTS TO PARTICIPATE IN CERTAIN OF OUR TRANSACTIONS. SUCH STOCKHOLDER'S INTERESTS COULD CONFLICT WITH YOURS AND SIGNIFICANT SALES OF STOCK HELD BY IT COULD HAVE A NEGATIVE EFFECT ON OUR STOCK PRICE.

    As of June 30, 2000, SOFTBANK beneficially owned approximately 37% of our outstanding Common Stock. In addition, SOFTBANK's affiliate Yahoo! Inc., of which SOFTBANK owns approximately 27.8%, owned approximately 2% of our outstanding Common Stock. As a result of their stock ownership, SOFTBANK and its affiliate have significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and their interests could conflict with those of other stockholders. Such concentration of ownership may also have the effect of delaying or preventing a change in control of Webhire. In addition, sales of significant amounts of shares held by these entities, or the prospect of these sales, could adversely affect the market price of our common stock.

    SOFTBANK has the right to nominate two members of our Board of Directors, which currently consists of 5 members (one of whom is a SOFTBANK representative), and so long as it continues to hold at least 10% of our outstanding Common Stock, it is entitled to nominate one director each time a class of directors in which one of its representatives serves is subject to election. Furthermore, one of SOFTBANK's directors is entitled to serve as a member of the Board's audit and compensation committees. As a result of SOFTBANK's board representation, it has significant influence on all matters requiring Board approval.

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

    In the event of broad fluctuations in the market price of our Common Stock, purchasers of our Common Stock may be unable to resell their shares at or above their purchase price.

IT IS DIFFICULT TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS.

    We regard our intellectual property rights as critical to our success and rely on a combination of copyright and trade secret laws, employee and third-party non-disclosure agreements and other methods to protect these rights. We cannot be assured that the measures we have taken to protect our proprietary rights will be adequate to prevent misappropriation of our technology or independent development by others of similar technology. Our inability to protect our proprietary rights would have a material adverse effect on our business, results of operations and financial condition.

WE MAY BE SUBJECT TO COSTLY INTELLECTUAL INFRINGEMENT CLAIMS.

    As the number of products and services in our industry increases and these solutions further overlap, the likelihood that our current or future products may become subject to infringement claims increases. Although we are not currently the subject of any intellectual property litigation, there has been substantial litigation regarding copyright, patent and other intellectual property rights involving computer software companies. Any claims or litigation, with or without merit, could be costly and could result in a diversion of management's attention, which could have a material adverse effect on our business, results of operations and financial condition. Adverse determinations in such claims or litigation may require us to obtain a license and/or pay damages, which could also have a material adverse effect on our business, results of operations and financial condition.

WE MAY BE SUBJECT TO PRODUCT LIABILITY CLAIMS.

    Although we have not experienced any product liability claims to date, the sale and support of our products and the incorporation of products from other companies may entail the risk of product liability claims. Our license agreements with our customers typically contain provisions intended to limit our exposure to such claims. For example, we limit our contractual warranties on "Year 2000" compliance to objective performance standards that we have tested, and we do not make any warranties for nonconformance if our software products are combined with other software or data that is not conducive to accurately calculating, comparing or sequencing date and time data between the twentieth and twenty-first centuries. There can be no guarantee, however, that such provisions will be effective in limiting our exposure. A successful product liability action brought against us could adversely affect our business, results of operations and financial condition.

ANTI-TAKEOVER PROVISIONS COULD MAKE IT MORE DIFFICULT FOR A THIRD PARTY TO
  ACQUIRE US.

    Our Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of Common Stock may be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change of control without further action by the stockholders and may adversely affect the voting and other rights of the holders of Common Stock. We have no present plans to issue shares of preferred stock. Further, certain provisions of our charter documents, including provisions eliminating the ability of stockholders to take action by written consent, providing for a staggered board of directors and limiting the ability of stockholders to raise matters at a meeting of stockholders without giving advance notice, may have the effect of delaying or preventing changes in control or management, which could have an adverse effect on the market price of our stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    There have been no significant changes in the Company's market risks since the year ended September 30, 1999. For more information please read the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1999.

                                 WEBHIRE, INC.

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

    None

Item 3. Defaults upon Senior Securities

    None

Item 4. Submission of Matters to a Vote of Security Holders

    None

Item 5. Other Information

    None

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits furnished as Exhibits hereto:

            EXHIBIT NO.                                     DESCRIPTION
            -----------             ------------------------------------------------------------
              27.1                  Financial Data Schedule Pursuant to Regulation S-X

    (b) No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2000.

                                 WEBHIRE, INC.

PART III--SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          WEBHIRE, INC.

                                                   /s/ MARTIN J. FAHEY

                                          --------------------------------------
                                                     Martin J. Fahey
                                                 CHIEF EXECUTIVE OFFICER

                                                  /s/ STEPHEN D. ALLISON

                                          --------------------------------------
                                                    Stephen D. Allison
                                                 CHIEF FINANCIAL OFFICER

Date: August 21, 2000