Form 10-Q/A
period 2000-06-30
WEBHIRE INC
filed 2000-08-22
CIK 1013322

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-Q/A

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

PART I--FINANCIAL INFORMATION

Item 1. Financial Statements

                                 WEBHIRE, INC.
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                               JUNE 30,     SEPTEMBER 30,
                                                                 2000           1999
                                                              -----------   -------------
                                                              (UNAUDITED)
                           ASSETS
Current Assets:
  Cash and cash equivalents.................................   $  1,117        $20,126
  Short-term investments....................................      2,029             --
  Accounts and installments receivable, less allowance for
    doubtful accounts of $1,458 and $700 at June 30, 2000
    and September 30, 1999, respectively....................      5,743          4,693
  Other current assets......................................      1,524          2,321
  Refundable income taxes...................................        401            700
                                                               --------        -------
      Total current assets..................................     10,814         27,840
Long-term installments receivable, net......................        175            444
Property and equipment, net.................................      4,680          4,593
Intangible assets, net of accumulated amortization of
  $14,743 and $6,642 at June 30, 2000 and September 30,
  1999, respectively........................................     11,306         10,770
Deferred income taxes.......................................         --          1,068
Other assets, net...........................................        530            643
                                                               --------        -------
      TOTAL ASSETS..........................................   $ 27,505        $45,358
                                                               ========        =======

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of capital lease obligations..............   $    254        $   578
  Accounts payable..........................................      1,612          1,922
  Convertible notes and accrued interest....................      3,425             --
  Notes payable net premium.................................        289              0
  Accrued expenses..........................................      2,906          3,150
  Deferred revenue..........................................      8,176          5,342
                                                               --------        -------
      Total current liabilities.............................     16,662         10,992
                                                               --------        -------
Deferred rent...............................................        180            228
                                                               --------        -------
Capital lease obligations...................................         --            122
                                                               --------        -------
Stockholders' Equity:
  Preferred stock, $.01 par
    value--Authorized--5,000,000 shares, Issued and
    outstanding--none.......................................         --             --
  Common stock, $.01 par value--Authorized--30,000,000
    shares, Issued--15,300,522 and 15,089,067 shares at
    June 30, 2000 and September 30, 1999, respectively,
    Outstanding--14,613,622 and 14,402,167 shares at
    June 30, 2000 and September 30, 1999, respectively......        153            151
Additional paid-in capital..................................     53,276         49,353
Treasury stock, at cost--686,900 shares at June 30, 2000 and
  September 30, 1999........................................       (831)          (831)
Accumulated deficit.........................................    (41,935)       (14,657)
                                                               --------        -------
      Total stockholders' equity............................     10,663         34,016
                                                               --------        -------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............   $ 27,505        $45,358
                                                               ========        =======

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS

                                 WEBHIRE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                     JUNE 30,                  JUNE 30,
                                                              -----------------------   ----------------------
                                                                 2000         1999         2000        1999
                                                              ----------   ----------   ----------   ---------
                                                                                        (RESTATED)
Revenue:
  Product revenue...........................................  $      391   $    1,593   $    3,176   $   6,129
  Services revenue--Enterprise..............................       2,601        3,111        8,476       9,393
  Services revenue--Internet................................       2,796        1,442        6,912       3,449
                                                              ----------   ----------   ----------   ---------
      Total revenue.........................................       5,788        6,146       18,564      18,971
                                                              ----------   ----------   ----------   ---------
Cost of Revenue:
  Product revenue...........................................         369          221          884         617
  Non-cash write-off of other assets........................         284           --          284          --
  Services revenue--Enterprise..............................         981        1,465        3,177       4,410
  Services revenue--Internet................................       2,820        1,275        7,380       2,847
  Amortization of acquired technology.......................       2,352        1,914        6,911       4,466
                                                              ----------   ----------   ----------   ---------
      Total cost of revenue.................................       6,806        4,875       18,636      12,340
                                                              ----------   ----------   ----------   ---------
Gross margin................................................      (1,018)       1,271          (72)      6,631
                                                              ----------   ----------   ----------   ---------
Operating Expenses:
  Research and development..................................       2,955        2,152        9,298       5,553
  Sales and marketing (excluding stock-based consideration
    of $(1,723), $11, $0 and $0 for the three and nine
    months ended June 30, 2000 and the three and nine
    months ended June 30, 1999, respectively)...............       3,019        2,561       10,004       8,523
  Non-cash write-down of intangible assets..................       1,000           --        1,000          --
  General and administrative................................       1,974        1,610        5,386       4,193
  Amortization of other intangibles.........................         545           --        1,190          --
  Amortization of stock-based consideration.................      (1,723)          --           11          --
                                                              ----------   ----------   ----------   ---------
      Total operating expenses..............................       7,770        6,323       26,889      18,269
                                                              ----------   ----------   ----------   ---------
Loss from operations........................................      (8,788)      (5,052)     (26,961)    (11,638)
Loss from equity-method investments.........................          (5)          --           (5)         --
Other income, net...........................................         240          102          854         379
                                                              ----------   ----------   ----------   ---------
Loss before provision (benefit) for income taxes............      (8,553)      (4,950)     (26,112)    (11,259)
Provision (benefit) for income taxes........................       1,165           --        1,165        (568)
                                                              ----------   ----------   ----------   ---------
Net loss....................................................      (9,718)      (4,950)     (27,277)    (10,691)
                                                              ==========   ==========   ==========   =========

Basic and diluted net loss per share........................  $    (0.67)  $     (.49)  $    (1.88)  $   (1.10)
                                                              ==========   ==========   ==========   =========

Basic and diluted weighted average number of common shares
  outstanding...............................................  14,605,631   10,075,190   14,537,987   9,743,711
                                                              ==========   ==========   ==========   =========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                                 WEBHIRE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                    JUNE 30,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
Cash Flows from Operating Activities:
  Net loss..................................................  $(27,277)   $(10,691)
Adjustments to reconcile net loss to net cash used in
  operating activities--
  Depreciation and amortization.............................    10,101       5,945
  Amortization of stock-based consideration.................        11          --
  Provision for doubtful accounts...........................       620          --
  Non-cash write-off of other assets........................     1,284          --
  Deferred income taxes, net................................     1,068        (568)
  Deferred rent.............................................       (47)         17
  Loss in equity-method investments.........................         5          --
  Changes in assets and liabilities--
    Accounts and installments receivable, net...............    (1,670)      2,205
    Other current assets....................................      (487)       (445)
    Refundable income taxes.................................       299        (175)
    Long-term installments receivable.......................       269         101
    Accounts payable........................................      (310)        194
    Accrued expenses........................................      (244)       (286)
    Deferred revenue........................................     2,833         223
    Accrued income taxes....................................        --        (172)
                                                              --------    --------
      Net cash used in operating activities.................   (13,545)     (3,652)
                                                              --------    --------
Cash Flows from Investing Activities:
  Purchases of acquired technologies........................    (1,900)     (6,782)
  Purchases of property and equipment.......................    (2,086)     (1,886)
  Maturities and purchases of short-term investments, net...    (2,029)      3,813
  Maturities and purchases of long-term investments, net....        --         893
  Investments in equity-method investees....................        (5)         --
  Change in other assets....................................       114         198
                                                              --------    --------
      Net cash used in investing activities.................    (5,906)     (3,764)
                                                              --------    --------
Cash Flows from Financing Activities:
  Payments of capital lease obligations.....................      (446)       (117)
  Proceeds from exercise of common stock options............       771         219
  Proceeds from employee stock purchase plan stock
    issuance................................................       174         105
  Issuance costs in connection with private placement of
    Common stock............................................       (57)         --
                                                              --------    --------
      Net cash provided by financing activities.............       442         207
                                                              --------    --------
Net decrease in Cash and Cash Equivalents...................   (19,009)     (7,209)
Cash and Cash Equivalents, beginning of period..............    20,126       9,772
                                                              --------    --------
Cash and Cash Equivalents, end of period....................  $  1,117    $  2,563
                                                              ========    ========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for
    Interest................................................  $     15    $      5
                                                              --------    --------
    Income taxes............................................  $     15    $    331
                                                              --------    --------
Supplemental Schedule of Noncash Investing and Financing
  Activities:
  Issuance of common stock in connection with Junglee
    investment..............................................  $     --    $  8,529
                                                              --------    --------
  Issuance of convertible notes and beneficial conversion
    feature in connection with HR Sites acquisition
    (Note 8)................................................  $  3,714    $     --
                                                              --------    --------

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

    (B) PREPARATION OF FINANCIAL STATEMENTS

    The interim financial data as of June 30, 2000 and for the three and nine-month periods ended June 30, 2000 and 1999 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results for the interim periods are not necessarily indicative of the results for the entire year. The consolidated financial statements should be read in conjunction with the consolidated financial statements of Webhire, Inc. for the year ended September 30, 1999 ("Fiscal 1999") included in its Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

    (C) REVISION

    The Company has revised its consolidated financial statements for the three months ended December 31, 1999 and for the three and six months ended March 31, 2000. The adjustments were required to revise the accounting for the fair value of the HR Sites acquisition (Note 8) in accordance with applicable accounting guidance. The consolidated financial statements and related notes to the consolidated financial statements in this Form 10-Q reflect all such revisions through June 30, 2000. The Company believes that its revised accounting for the HR Sites transaction is appropriate based on applicable accounting guidance. However, there can be no assurance that other revisions to such accounting will not be necessary given the interpretive nature of the applicable accounting guidance.

(2) RECLASSIFICATION

    Certain amounts in the prior period's financial statements have been reclassified to conform to the current period presentation.

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

                                 WEBHIRE, INC.

                                 JUNE 30, 2000

(4) OTHER CURRENT ASSETS

    At June 30, 2000 the Company determined that certain pre-paid software licenses recorded in other assets of $1,284,000 were impaired due to suspension of operations of the providers of the software. The Company recorded a non-cash write-off of $284,000 to cost of revenue associated with software currently being sold; and, $1,000,000 to operating expense for software not currently sold.

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

    In connection with this service agreement, the Company granted to Yahoo! warrants to purchase 199,218 shares of Common Stock at $4.95 per share. The warrants fully vested on June 3, 2000. At June 30, 2000 and September 30, 1999, the aggregate fair value of the warrants was estimated at approximately $183,000 and $1,381,000, respectively, using the Black-Scholes option-pricing model. The Company recognized the expense related to the warrants over the vesting period. In the current quarter due to the decline in the Company's stock price, the earlier estimated expense was reduced under the variable accounting method, resulting in a credit of $1,723,000.

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

                                 WEBHIRE, INC.

                                 JUNE 30, 2000

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

    On December 13, 1999, the Company acquired certain assets of Human Resources Sites International, Inc. ("HR Sites") in exchange for $1.5 million in cash plus junior subordinated convertible promissory notes ("Notes") totaling
$3.4 million. HR Sites was the developer of a leading Internet job-posting platform that provided online job posting connections to more than 2,000 career sites and Internet news groups. The Notes contain a beneficial conversion feature enabling the holder to convert the principal and any accrued interest into the Company's common stock one day prior to the scheduled maturities, or one day prior to redemption by the Company, at a price of $9.68 per share. The Company may redeem the Notes at any time on or after January 1, 2000 at their sole discretion. The Notes are also convertible upon a change in control, as defined. The Company's common stock price on the date the Notes were executed at December 13, 1999 was $17.75. The conversion price is subject to adjustment upon certain anti-dilution events. The Notes contain the same terms other than differing maturities. The interest rate on both Notes is 5.6% per annum. The Notes consist of principal amounts of $2,500,000 and $925,000 maturing on December 14, 2000 and March 14, 2001, respectively. The Notes are junior subordinated debt, as defined. The Company obtained a third party valuation of the Notes which totaled $7,140,000. The total consideration amounted to $8,640,000 including the cash paid of $1,500,000. The purchase price was allocated to the following identifiable assets with the assistance of a third party valuation with the following estimated lives:

                                                               AMOUNT     ESTIMATED LIFE
                                                              ---------   --------------
Acquired technology.........................................  2,069,000         3
Non-compete agreements......................................    157,000         3
Customer base...............................................     24,000         5
Fixed assets................................................     20,000         1
Excess purchase price over identifiable assets..............  6,370,000         3
                                                              ---------
                                                              8,640,000
                                                              =========

    The beneficial conversion feature, including the maximum accrued interest to the maturity date, which is also convertible into common stock at $9.68, totaled $3 million. The Company has recorded the

                                 WEBHIRE, INC.

                                 JUNE 30, 2000

(8) ACQUIRED TECHNOLOGIES AND INTANGIBLES (CONTINUED) difference between the fair value of the Notes and the face amounts of $3.6 million, net of the beneficial conversion feature amount calculated under EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," of $0.6 million as deferred Note Premium which will be amortized to interest income using the effective yield method.

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

                                                            FOR THE THREE MONTHS ENDED JUNE 30,
                                        ---------------------------------------------------------------------------
                                                          2000                                   1999
                                        INTERNET AND   ENTERPRISE    TOTAL     INTERNET AND   ENTERPRISE    TOTAL
                                        TRANSACTIONS    SOFTWARE    COMPANY    TRANSACTIONS    SOFTWARE    COMPANY
                                        ------------   ----------   -------    ------------   ----------   -------
Revenue...............................    $ 2,796        $ 2,992    $  5,788     $ 1,442        $ 4,704    $  6,146
Gross margin..........................     (2,474)         1,456      (1,018)     (1,747)         3,018       1,271
Loss from operations..................     (8,030)          (758)     (8,788)     (5,034)           (18)     (5,052)
Loss from equity-method investments...                                    (5)                                    --
Other income, net.....................                                   240                                    102
                                                                    --------                               --------
Loss from operations before income
  tax.................................                              $ (8,553)                              $ (4,950)
                                                                    ========                               ========

                                                            FOR THE NINE MONTHS ENDED JUNE 30,
                                        ---------------------------------------------------------------------------
                                                          2000                                   1999
                                        INTERNET AND   ENTERPRISE    TOTAL     INTERNET AND   ENTERPRISE    TOTAL
                                        TRANSACTIONS    SOFTWARE    COMPANY    TRANSACTIONS    SOFTWARE    COMPANY
                                        ------------   ----------   -------    ------------   ----------   -------
Revenue...............................    $  6,912       $11,652    $ 18,564     $  3,449       $15,522    $ 18,971
Gross margin..........................      (7,476)        7,404         (72)      (3,864)       10,495       6,631
Loss from operations..................     (27,768)          807     (26,961)     (11,152)         (486)    (11,638)
Loss from equity-method investments...                                    (5)                                    --
Other income, net.....................                                   854                                    379
                                                                    --------                               --------
Loss from operations before income
  tax.................................                              $(26,112)                              $(11,259)
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

    NON-CASH WRITE-DOWN OF INTANGIBLE ASSETS. The Company recorded a non-cash write-off of other assets of $284 for the three months ended June 30, 2000 relating to the impairment of pre-paid software licenses from a company that has suspended operations during the third fiscal quarter.

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

    GENERAL AND ADMINISTRATIVE. General and administrative expenses were $1,974 or 34% of total revenue and $5,386 or 29% of total revenue for the three and nine-month periods ended June 30, 2000, respectively, as compared to $1,610 or 26% of total revenue and $4,193 or 22% of total revenue for the comparable Fiscal 1999 periods. The absolute dollar increase for both periods of Fiscal 2000 as compared to Fiscal 1999 is the result of personnel increases in support of the Company's infrastructure and increased accounts receivable reserves due to the impending discontinuation of support of one of the Companies existing products.

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

    OTHER INCOME, NET

    Other income increased to $240 for the three months ended June 30, 2000 from $102 for the three months ended June 30, 1999. For the nine months ended
June 30, 2000, other income increased to $854 from $379 for the comparable 1999 period. The increase for the three-month period is primarily attributable to the net difference between the amortization of the premium related to the junior subordinated convertible promissory notes issued to HR Sites and the amortization of the interest expense related to these notes. The increase for the nine-month period is attributable both to the greater returns on investments due to higher average combined cash and cash equivalents and short- and long-investment balances and to the net difference in the premium and interest expense amortization of the junior subordinated convertible promissory notes issued to HR Sites. The Company expects to continue to yield investment income on its average balance of combined cash and cash equivalents and short- and long-term investments at an average rate consistent with that experienced for the first three quarters of Fiscal 2000.

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

    Cash used in operating activities was $13,545 during the nine-month period ended June 30, 2000. Use of cash in operating activities consisted mainly of the net loss for the nine-month period of $27,277, the offsetting effects of depreciation and amortization of $10,101, a non-cash write-off of other assets of $1,284, a full valuation allowance on deferred tax assets of $1,068 and fluctuations in certain assets and liabilities.

    The Company used $5,906 in investing activities during the first nine months of Fiscal 2000, principally for the purchase of property and equipment of $2,086 (primarily computer equipment), the purchases of short and long-term investments of $2,029, and the purchase of acquired technologies of $1,900.

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

Date: August 22, 2000