Form 10-Q/A
period 1999-12-31
WEBHIRE INC
filed 2000-09-26
CIK 1013322

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------


                                  FORM 10-Q/A
                               (AMENDMENT NO. 1)



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

                            ------------------------

                                 WEBHIRE, INC.

             (Exact Name of Registrant as Specified in its Charter)

                     DELAWARE                                    04-2935271
 (State or other jurisdiction of incorporation or    (IRS Employer Identification No.)
                  organization)

                91 HARTWELL AVENUE                                 02421
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

                                 WEBHIRE, INC.
                                     INDEX


                                                                         PAGE
                                                                       --------
PART I--FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements...........................
         Consolidated Balance Sheets at December 31, 1999 and
         September 30, 1999..........................................      3
         Consolidated Statements of Operations for the three months
         ended December 31, 1999 and December 31, 1998...............      4
         Consolidated Statements of Cash Flows for the three months
         ended December 31, 1999 and December 31, 1998...............      5
         Notes to Consolidated Financial Statements..................      6
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................     14

SIGNATURES...........................................................     24



    This Amendment No. 1 amends and supplements the Registrant's quarterly report on Form 10-Q for the period ended December 31, 1999 (the "10-Q") filed with the Securities and Exchange Commission (the "Commission") on February 11, 2000. The sole purpose of this Amendment No. 1 is to amend and restate Item 1 and Item 2 of the 10-Q in connection with the revised accounting treatment of the amortization of certain technology acquired in the Company's acquisition of certain assets of Human Resources Sites International, Inc. on December 13, 1999 (see footnote 7 to Item 1 of Part 1).

Item 1 of Part I is amended and restated as follows:


PART I--FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                 WEBHIRE, INC.

                          CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  1999           1999
                                                              ------------   -------------
                                                              (UNAUDITED)
                                                               (RESTATED)
                                          ASSETS
Current Assets:
  Cash and cash equivalents.................................    $ 2,536         $20,126
  Short-term investments....................................      7,092              --
  Accounts and installments receivable, less allowance for
    doubtful accounts of $700 at December 31, 1999 and
    September 30, 1999......................................      5,661           4,693
Other current assets........................................      3,954           2,321
Refundable income taxes.....................................        709             700
                                                                -------         -------
    Total current assets....................................     19,952          27,840
                                                                -------         -------
Long-term installments receivable, net......................        407             444
Property and equipment, net.................................      5,203           4,593
Long-term investments.......................................      2,983              --
Acquired technologies, net of accumulated amortization of
  $8,854 and $6,642 at December 31, 1999 and September 30,
  1999, respectively........................................     10,630          10,770
Intangible assets, net of accumulated amortization of $113
  and $0 at December 31, 1999 and September 30, 1999,
  respectively..............................................      6,439              --
Deferred income taxes.......................................      1,068           1,068
Other assets, net...........................................        533             643
                                                                -------         -------
    TOTAL ASSETS............................................    $47,215         $45,358
                                                                =======         =======

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of capital lease obligations..............    $   496         $   578
  Accounts payable..........................................      2,161           1,922
  Convertible notes payable.................................      2,500              --
  Accrued expenses..........................................      3,392           3,150
  Deferred revenue..........................................      6,741           5,342
                                                                -------         -------
    Total current liabilities...............................     15,290          10,992
                                                                -------         -------
Long-term convertible notes payable.........................        925              --
                                                                -------         -------
Deferred rent...............................................        189             228
                                                                -------         -------
Capital lease obligations...................................         61             122
                                                                -------         -------
Stockholders' Equity:
  Preferred stock, $.01 par value--Authorized--5,000,000
    shares, Issued and outstanding--none....................         --              --
  Common stock, $.01 par value--Authorized--30,000,000
    shares, Issued--15,195,321 shares at December 31, 1999,
    15,089,067 shares at September 30, 1999.................        152             151
Additional paid-in capital..................................     54,467          49,353
Treasury stock, at cost.....................................       (831)           (831)
Accumulated deficit.........................................    (23,038)        (14,657)
                                                                -------         -------
    Total stockholders' equity..............................     30,750          34,016
                                                                -------         -------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..............    $47,215         $45,358
                                                                =======         =======


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS

                                 WEBHIRE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                  (UNAUDITED)


                                                                 THREE MONTHS ENDED
                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1999          1998
                                                              -----------   ----------
                                                              (RESTATED)
Revenue:
  Product revenue...........................................  $     1,401   $    2,500
  Services revenue--Enterprise..............................        3,216        3,078
  Services revenue--Internet................................        1,877          824
                                                              -----------   ----------
    Total revenue...........................................        6,494        6,402
                                                              -----------   ----------
Cost of Revenue:
  Product...................................................          178          227
  Services--Enterprise......................................        1,151        1,504
  Services--Internet........................................        2,105          642
  Amortization of acquired technologies.....................        2,212          638
                                                              -----------   ----------
    Total cost of revenue...................................        5,646        3,011
                                                              -----------   ----------
Gross margin................................................          848        3,391
                                                              -----------   ----------
Operating Expenses:
  Research and development..................................        2,946        1,425
  Sales and marketing (excluding stock-based
    consideration)..........................................        3,630        3,027
  General and administrative................................        1,820        1,133
  Amortization of intangible assets.........................          113           --
  Stock-based consideration.................................          984           --
                                                              -----------   ----------
    Total operating expenses................................        9,493        5,585
                                                              -----------   ----------
Loss from operations........................................       (8,645)      (2,194)
Other income, net...........................................          264          161
                                                              -----------   ----------
Loss before benefit for income taxes........................       (8,381)      (2,033)
Benefit for income taxes....................................           --         (183)
                                                              -----------   ----------
Net loss....................................................  $    (8,381)  $   (1,850)
                                                              ===========   ==========
Basic and diluted loss per common share.....................  $      (.58)  $     (.20)
                                                              ===========   ==========
Basic and diluted weighted average number of common shares
  outstanding...............................................   14,443,974    9,136,474
                                                              ===========   ==========


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                                 WEBHIRE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)


                                                                  THREE MONTHS ENDED
                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                 1999              1998
                                                              ----------         --------
                                                              (RESTATED)
Cash Flows from Operating Activities:
  Net loss..................................................   $ (8,381)         $(1,850)
Adjustments to reconcile net loss to net cash used in
  operating activities--
  Depreciation and amortization.............................      2,993            1,100
  Amortization of stock-based consideration.................        984               --
  Provision for doubtful accounts...........................        131               --
  Deferred income taxes, net................................         --             (183)
  Deferred rent.............................................        (39)               6
  Changes in assets and liabilities--
    Accounts and installments receivable....................     (1,099)             711
    Other current assets....................................     (1,633)            (792)
    Refundable income taxes.................................         (9)              --
    Long-term installments receivable.......................         37               33
    Accounts payable........................................        239              (20)
    Accrued expenses........................................        242             (630)
    Deferred revenue........................................      1,399              412
    Accrued income taxes....................................         --             (155)
                                                               --------          -------
      Net cash used in operating activities.................     (5,136)          (1,368)
                                                               --------          -------
Cash Flows from Investing Activities:
  Acquisitions of businesses and purchases of acquired
    technologies and intangible assets......................     (1,557)          (6,778)
  Purchases of property and equipment.......................     (1,279)            (852)
  Maturities and purchases of short-term investments, net...     (7,092)             794
  Maturities and purchases of long-term investments, net....     (2,983)             303
  Change in other assets....................................        111              239
                                                               --------          -------
      Net cash used in investing activities.................    (12,800)          (6,294)
                                                               --------          -------
Cash Flows from Financing Activities:
  Payments of capital lease obligations.....................       (143)             (38)
  Proceeds from exercise of common stock options............        426                9
  Proceeds from employee stock purchase plan stock
    issuance................................................         68               59
  Issuance costs in connection with private placement of
    common stock............................................         (5)              --
                                                               --------          -------
      Net cash provided by financing activities.............        346               30
                                                               --------          -------
Net decrease in Cash and Cash Equivalents...................    (17,590)          (7,632)
                                                               --------          -------
Cash and Cash Equivalents, beginning of period..............     20,126            9,772
                                                               --------          -------
Cash and Cash Equivalents, end of period....................   $  2,536          $ 2,140
                                                               ========          =======
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for
    Interest................................................   $     17          $     3
                                                               --------          -------
    Income taxes............................................   $      9          $   155
                                                               --------          -------
Supplemental Schedule of Noncash Financing Activities
  Issuance of common stock in connection with Junglee
    investment..............................................   $     --          $ 8,529
                                                               --------          -------
  Issuance of convertible notes and beneficial conversion
    feature in connection with HR Sites acquisition (Note
    7)......................................................   $  7,066          $    --
                                                               --------          -------


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                                 WEBHIRE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1999

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

(2) REVISION


    The Company has revised its consolidated financial statements as of December 31, 1999 and for the three months ended December 31, 1999. The adjustments were required to revise the accounting for the HR Sites acquisition (Note 7) in accordance with applicable accounting guidance. The consolidated financial statements and related notes to the consolidated financial statements in this Form 10-Q/A reflect all such revisions through December 31, 1999. A summary of the impact of the adjustments as of December 31, 1999 and for the three months ended December 31, 1999 is as follows:



                                                               AS OF DECEMBER 31, 1999
                                                              -------------------------
                                                              AS PREVIOUSLY      AS
                                                                REPORTED      RESTATED
                                                              -------------   ---------
                                                                   (IN THOUSANDS)
Property and equipment, net of accumulated amortization.....     $ 5,219       $ 5,203
Acquired technologies, net of accumulated amortization......      13,383        10,630
Intangible assets, net......................................          --         6,439
Total assets................................................      43,545        47,215
Accrued expenses............................................       3,308         3,392
Additional paid-in capital..................................      50,826        54,467
Accumulated deficit.........................................     (22,983)      (23,038)
Total stockholders equity...................................      27,164        30,750

                                 WEBHIRE, INC.

                               DECEMBER 31, 1999

(2) REVISION (CONTINUED)


                                                               FOR THE THREE MONTHS ENDED
                                                                   DECEMBER 31, 1999
                                                              ----------------------------
                                                              AS PREVIOUSLY        AS
                                                                REPORTED        RESTATED
                                                              -------------   ------------
                                                                     (IN THOUSANDS)
                                                              ----------------------------
Amortization of acquired technologies.......................      2,280           2,212
Amortization of intangible assets...........................         --             113
Loss from operations........................................     (8,600)         (8,645)
Other income, net...........................................        274             264
Net loss....................................................     (8,326)         (8,381)


(3) RECLASSIFICATION

    Certain amounts in the prior period's financial statements have been reclassified to conform to the current period presentation.

(4) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The accompanying consolidated financial statements reflect the application of certain significant accounting policies described below and elsewhere in the notes to the Fiscal 1999 consolidated financial statements referenced above.

    (A) REVENUE RECOGNITION

    Product revenue includes software license fees. Services revenue -Enterprise includes customer maintenance fees and fees for training, installation and consulting. Services revenue--Internet includes fees for scanning, job posting services, recruiter training, Webhire Jumpstart, YAHOO! RECRUITER (formerly named WEBHIRE RECRUITER), WEBHIRE JOBPOST and WEBHIRE JOB CANOPY (both introduced in November 1998), WEBHIRE AGENT (introduced in November 1999) and YAHOO! RESUMES (introduced in December 1999). The Company recognizes product and services revenue in accordance with the provisions of Statement of Position No. 97-2, SOFTWARE REVENUE RECOGNITION.

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

    Services revenue from customer maintenance fees for postcontract support is recognized ratably over the maintenance term, which is typically 12 months. When customer maintenance fees are included in an initial software license fee, the Company allocates approximately 15-17% of the software license fee to the first year's maintenance. The amount allocated to customer maintenance fees for the first year is comparable to customer maintenance fees charged separately by the Company. Services

                                 WEBHIRE, INC.

                               DECEMBER 31, 1999

(4) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) revenue from training, installation, consulting, resume scanning, recruiter training and Webhire Jumpstart is recognized as the related services are performed. Services revenue from YAHOO! RECRUITER, WEBHIRE JOBPOST, WEBHIRE JOB CANOPY, WEBHIRE AGENT and YAHOO! RESUMES is recognized ratably over the service term.

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

(5) SOFTBANK INVESTMENT

    On July 19, 1999, the Company entered into a stock purchase agreement with SOFTBANK Capital Partners LP and its affiliates (collectively, "SOFTBANK"), pursuant to which SOFTBANK agreed to

                                 WEBHIRE, INC.

                               DECEMBER 31, 1999

(5) SOFTBANK INVESTMENT (CONTINUED)
purchase in a private placement (the "Private Placement") 3,960,396 shares of common stock at a price per share of $5.05, for an aggregate purchase price of $20 million. The purchase price of $5.05 per share represented the average closing price of the common stock for the twenty trading days immediately preceding the date the parties entered into the stock purchase agreement. The Private Placement was consummated on September 24, 1999 upon the approval of the stockholders of the Company.

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


    Webhire and Yahoo! have entered into a service agreement on June 3, 1999 whereby, among other things, Webhire provides resume management technology and services to Yahoo! to create an online resume database.



    In connection with this service agreement, the Company granted to Yahoo! warrants to purchase 199,218 shares of common stock at $4.95 per share. The warrants are accounted for under the variable method of accounting. The warrants vest on June 3, 2000 provided the agreement is in effect on the vesting date. At December 31, 1999 and September 30, 1999, the aggregate fair value of the warrants was estimated at approximately $2,556 and $1,381, respectively, using the Black-Scholes option pricing model in accordance with SFAS No. 123. The Company is recognizing the expense related to the warrants over the vesting period. For the three months ended December 31, 1999 and December 31, 1998, $984 and $0, respectively, was charged to operating expense in the accompanying consolidated statements of operations.


(7) ACQUIRED TECHNOLOGIES


    On November 18, 1998, the Company acquired certain assets and assumed certain obligations of the Junglee Employment Services business of Amazon.com, Inc. In exchange for cash of $6 million and 1,670,273 shares of Webhire common stock valued at $8.5 million, Webhire received exclusive rights to Junglee's online recruitment technologies. Webhire also acquired Junglee's Internet production sites and assumed management and development of the employer and career site business relationships established by Junglee Corp. ("Junglee"). Webhire did not retain any Junglee personnel in connection with the transaction. The acquired technologies are being amortized over two years.


    On July 9, 1999, the Company acquired 100% of the outstanding capital stock of HireWorks, Inc. in exchange for cash of $385 and 312,072 shares of common stock of Webhire valued at approximately $1.8 million. HireWorks, Inc. is a developer of an Internet-based candidate search agent now called WEBHIRE AGENT. The acquisition was accounted for as a purchase and, accordingly, the results of

                                 WEBHIRE, INC.

                               DECEMBER 31, 1999

(7) ACQUIRED TECHNOLOGIES (CONTINUED)
operations from the date of acquisition are included in the Company's consolidated statements of operations. The purchase price was allocated to the technology acquired and is being amortized over two years. HireWorks Inc.'s assets, liabilities and operations were not significant to the Company.


    On December 13, 1999, the Company acquired certain assets of Human Resources Sites International, Inc. ("HR Sites") in exchange for $1.5 million in cash plus junior subordinated convertible promissory notes ("Notes") with a face amount totaling $3.4 million. HR Sites was the developer of an Internet job-posting platform that provided online job posting connections to more than 2,000 career sites and Internet news groups. The Notes contain a beneficial conversion feature enabling the holder to convert the principal and any accrued interest into the Company's common stock one day prior to the scheduled maturities, or one day prior to redemption by the Company, at a price of $9.68 per share. The Company may redeem the Notes at any time on or after January 1, 2000 at their sole discretion. The Notes are also convertible upon a change in control, as defined. The Company's common stock price on the date the Notes were executed at December 13, 1999 was $17.75. The conversion price is subject to adjustment upon certain anti-dilution events. The Notes contain the same terms other than differing maturities. The interest rate on both Notes is 5.6% per annum. The Notes consist of principal amounts of $2,500,000 and $925,000 maturing on December 14, 2000 and March 14, 2001, respectively. The Company recorded the difference between the fair value of the Notes and the face amount of the Notes of $3.7 million in additional-paid-capital in the current fiscal quarter. The Company obtained a third party valuation of the Notes which totaled $7,140,000. The total acquisition consideration amounted to $8,640,000 including the cash paid of $1,500,000. The purchase price was allocated to the following identifiable assets with the assistance of a third party valuation with the following estimated lives:



                                                                AMOUNT     ESTIMATED LIFE
                                                              ----------   --------------
Acquired technology.........................................  $2,069,000         3
Non-compete agreements......................................     157,000         3
Customer base...............................................      24,000         5
Fixed assets................................................      20,000         1
Excess purchase price over identifiable assets..............   6,370,000         3
                                                              ----------
                                                              $8,640,000
                                                              ==========



    The Company recorded the difference between the fair value of the Notes and the face amount of the Notes of $3.7 million in additional-paid-capital in the fiscal quarter ended December 31, 1999.


(8) BUSINESS SEGMENT INFORMATION

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

                                 WEBHIRE, INC.

                               DECEMBER 31, 1999

(8) BUSINESS SEGMENT INFORMATION (CONTINUED)
    The Company has two reportable segments: Enterprise software solutions and Internet and transaction-based solutions, the latter of which started to emerge in Fiscal 1997 with the offering of outsourced services (e.g., resume scanning, acknowledgement letters) and the research and development activities undertaken for this segment. The Internet and transaction-based solutions segment provides outsourced management of private candidate pools via YAHOO! RECRUITER, subscription services to public pools and job-posting sites, the job-posting services initiated with the Junglee transaction, resume scanning, reference checking and other fee-based staffing functions. The enterprise software solutions segment provides perpetual licenses to the Company's software products and the related maintenance, training, implementation and consulting services in support of such licenses.


    The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Expenses related to general corporate functions such as Information Technology, Finance and Human Resources, and general and administrative costs such as depreciation, rent and utilities are allocated to the reportable segments based on relative headcount as a basis of relative usage. R&D and Sales expenses are allocated by means of both specific identification wherever possible and relative headcount as a basis of relative usage. The Company has no intersegment sales and transfers, and does not allocate assets to the operating segments.

                                 WEBHIRE, INC.

                               DECEMBER 31, 1999

(8) BUSINESS SEGMENT INFORMATION (CONTINUED)


                                                          THREE MONTHS ENDED DECEMBER 31, 1999 RESTATED:
                                                       ----------------------------------------------------
                                                       INTERNET AND   ENTERPRISE
                                                       TRANSACTIONS    SOFTWARE      OTHER     CONSOLIDATED
                                                       ------------   ----------   ---------   ------------
                                                                          (IN THOUSANDS)
Revenue:
  Product revenue....................................     $    --       $1,401       $ --        $ 1,401
  Services revenue...................................       1,877        3,216         --          5,093
                                                          -------       ------       ----        -------
    Total revenue....................................       1,877        4,617         --          6,494
                                                          -------       ------       ----        -------
Cost of revenue:
  Product revenue....................................          --          178         --            178
  Services revenue...................................       2,105        1,151         --          3,256
  Amortization of acquired technologies..............       2,212           --         --          2,212
                                                          -------       ------       ----        -------
    Total cost of revenue............................       4,317        1,329         --          5,646
                                                          -------       ------       ----        -------
Gross margin.........................................      (2,440)       3,288         --            848
                                                          -------       ------       ----        -------
Operating expenses:
  Research and development...........................       2,370          576         --          2,946
  Sales and marketing................................       2,496        1,134         --          3,630
  General and administrative.........................       1,182          638         --          1,820
  Amortization of intangible assets..................         113           --         --            113
  Amortization of stock-based consideration..........         984           --         --            984
                                                          -------       ------       ----        -------
    Total operating expenses.........................       7,145        2,348         --          9,493
                                                          -------       ------       ----        -------
(Loss) income from operations........................      (9,585)         940         --         (8,645)
Other income, net....................................          --           --        274            264
                                                          -------       ------       ----        -------
(Loss) income before (benefit) provision for income
  taxes..............................................      (9,585)         940        274         (8,381)
(Benefit) provision for income taxes.................          --           --         --             --
                                                          -------       ------       ----        -------
Net (loss) income....................................     $(9,585)      $  940       $274        $(8,381)
                                                          =======       ======       ====        =======
Depreciation and amortization........................     $ 2,837       $  156       $ --        $ 2,993
                                                          =======       ======       ====        =======

                                 WEBHIRE, INC.

                               DECEMBER 31, 1999

(8) BUSINESS SEGMENT INFORMATION (CONTINUED)


                                                              THREE MONTHS ENDED DECEMBER 31, 1998
                                                       ---------------------------------------------------
                                                       INTERNET AND   ENTERPRISE
                                                       TRANSACTIONS    SOFTWARE     OTHER     CONSOLIDATED
                                                       ------------   ----------   --------   ------------
                                                                         (IN THOUSANDS)
Revenue:
  Product revenue....................................    $    --        $2,500       $ --        $ 2,500
  Services revenue...................................        824         3,078         --          3,902
                                                         -------        ------       ----        -------
    Total revenue....................................        824         5,578         --          6,402
                                                         -------        ------       ----        -------
Cost of revenue:
  Product revenue....................................         --           227         --            227
  Services revenue...................................        642         1,504         --          2,146
  Amortization of acquired technologies..............        638            --         --            638
                                                         -------        ------       ----        -------
    Total cost of revenue............................      1,280         1,731         --          3,011
                                                         -------        ------       ----        -------
Gross margin.........................................       (456)        3,847         --          3,391
                                                         -------        ------       ----        -------
Operating expenses:
  Research and development...........................        480           945         --          1,425
  Sales and marketing................................        931         2,096         --          3,027
  General and administrative.........................        193           940         --          1,133
                                                         -------        ------       ----        -------
    Total operating expenses.........................      1,604         3,981         --          5,585
                                                         -------        ------       ----        -------
(Loss) income from operations........................     (2,060)         (134)        --         (2,194)
Other income, net....................................         --            --        161            161
                                                         -------        ------       ----        -------
(Loss) income before (benefit) provision for income
  taxes..............................................     (2,060)         (134)       161         (2,033)
(Benefit) provision for income taxes.................       (186)          (12)        15           (183)
                                                         -------        ------       ----        -------
Net (loss) income....................................    $(1,874)       $ (122)      $146        $(1,850)
                                                         =======        ======       ====        =======
Depreciation and amortization........................    $   716        $  384       $ --        $ 1,100
                                                         =======        ======       ====        =======

Item 2 of Part I is amended and restated as follows:


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   WEBHIRE, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               FOR THE THREE-MONTH PERIOD ENDED DECEMBER 31, 1999

    THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES AND EXCHANGE ACT OF 1934, AS AMENDED. FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS "ANTICIPATES", "BELIEVES", "EXPECTS", "INTENDS", "FUTURE", AND WORDS OF SIMILAR MEANING WHICH EXPRESS MANAGEMENT'S BELIEF, EXPECTATIONS OR INTENTIONS REGARDING THE COMPANY'S FUTURE PERFORMANCE. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY HAS NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM ITS HISTORICAL OPERATING RESULTS AND FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING, WITHOUT LIMITATION, THOSE SET FORTH BELOW, UNDER "FACTORS AFFECTING FUTURE OPERATING RESULTS".

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

    SERVICES REVENUE. Services revenue--Enterprise was $3,216 for the three months ended December 31, 1999 compared to $3,078 for the three months ended December 31, 1998. Services revenue--Internet increased 128% to $1,877 for the three months ended December 31, 1999 from $824 for the three months ended December 31, 1998. The increase was attributable to the continued growth of the YAHOO! RECRUITER customer base and the addition of the candidate sourcing services, WEBHIRE AGENT and YAHOO! RESUMES, introduced during the first fiscal quarter of 2000.

    COST OF REVENUE

    COST OF PRODUCT REVENUE. Cost of product revenue represented 13% of total product revenue for the three months ended December 31, 1999 as compared to 9% for the three months ended

December 31, 1998. The percentage increase is due primarily to increased royalties due under third-party licensing arrangements for the WEBHIRE ENTERPRISE product.


    COST OF SERVICES REVENUE


    Cost of services revenue--Enterprise decreased 23% to $1,151 for the period ended December 31, 1999 from $1,504 for the comparable 1999 period. The decrease is due to management's continued cost containment efforts.

    Cost of services revenue--Internet increased 228% to $2,105 for the three months ended December 31, 1999 from $642 for the comparable 1999 period. The increase in absolute dollars is principally attributable to costs associated with building the infrastructure and operations to support the expanding YAHOO! RECRUITER customer base.


    AMORTIZATION OF ACQUIRED TECHNOLOGIES. In connection with the acquisition of HR Sites in the fiscal quarter ended December 31, 1999 the Company recorded acquired technology which will be amortized to expense over a three year estimated life.


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


    AMORTIZATION OF INTANGIBLE ASSETS



    In connection with the acquisition of HR Sites in the fiscal quarter ended December 31, 1999 the Company recorded intangible assets including non-compete agreements, a customer base and excess purchase price over identifiable assets which will be amortized to expense over estimated useful lives of between 3-5 years.



    STOCK-BASED CONSIDERATION



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


    OTHER INCOME, NET


    Other income increased to $264 for the three-month period ended December 31, 1999 from $161 for the comparable Fiscal 1999 period. Other income consists of interest earned on investments offset by accrued interest on Notes issued for the HR Sites acquisition. The increase is primarily attributable to greater returns on investments due to higher average combined cash and cash equivalents and short-and long- investment balances.


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

LIQUIDITY AND CAPITAL RESOURCES
  (IN THOUSANDS)

    At December 31, 1999, the Company had cash and cash equivalents and short-and long-term investments of $12,611, a decrease of $7,515 from $20,126 at September 30, 1999. Working capital was $4,662 at December 31, 1999 as compared to $16,848 at September 30, 1999, a decrease of $12,186.

    Cash used in operating activities was $5,136 during the three month period ended December 31, 1999. Use of cash in operating activities consisted mainly of the net loss for the three-month period of $8,381, the offsetting effects of depreciation and amortization of $2,993 and amortization of stock-based consideration of $984 and of fluctuations in certain assets and liabilities.


    The Company used $12,800 in investing activities during the first quarter of Fiscal 2000, principally for the purchases of short- and long-term investments of $10,075, for the acquisition of HR Sites of $1,557 and the purchase of property and equipment of $1,279 (primarily computer equipment). Net cash provided by financing activities for the three-month period ended December 31, 1999 was $346.


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

                                 WEBHIRE, INC.


SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                       WEBHIRE, INC.

                                                       By:             /s/ MARTIN J. FAHEY
                                                            -----------------------------------------
                                                                         Martin J. Fahey
                                                                     CHIEF EXECUTIVE OFFICER

                                                       By:            /s/ STEPHEN D. ALLISON
                                                            -----------------------------------------
                                                                        Stephen D. Allison
                                                                     CHIEF FINANCIAL OFFICER



Date: September 26, 2000