Form 10-Q/A
period 2000-03-31
WEBHIRE INC
filed 2000-09-26
CIK 1013322

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                        COMMISSION FILE NUMBER: 0-20735

                                 WEBHIRE, INC.
             (Exact name of registrant as specified in its charter)

                            ------------------------

              DELAWARE
   (State or other jurisdiction of                  04-2935271
   incorporation or organization)        (IRS Employer Identification No.)

         91 HARTWELL AVENUE
            LEXINGTON, MA
   (Address of principal executive                     02421
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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 WEBHIRE, INC.

                                     INDEX


                                                                         PAGE
PART I--FINANCIAL INFORMATION                                          --------
Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets at March 31, 2000 and September
         30, 1999....................................................      3

         Consolidated Statements of Operations for the three and six
         months ended March 31, 2000 and March 31, 1999..............      4

         Consolidated Statements of Cash Flows for the six months
         ended March 31, 2000 and March 31, 1999.....................      5

         Notes to Consolidated Financial Statements..................      6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................     16

SIGNATURES...........................................................     27



    This Amendment No. 1 amends and supplements the Registrant's quarterly report on Form 10-Q for the period ended March 31, 2000 (the "10-Q") filed with the Securities and Exchange Commission (the "Commission") on May 15, 2000. The sole purpose of this Amendment No. 1 is to amend and restate Item 1 and Item 2 of the 10-Q in connection with the revised accounting treatment of the amortization of certain technology acquired in the Company's acquisition of certain assets of Human Resources Sites International, Inc. on December 13, 1999 (see footnote 7 to Item 1 of Part 1).

Item 1 of Part I is amended and restated as follows:


PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 WEBHIRE, INC.

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                               MARCH 31,    SEPTEMBER 30,
                                                                 2000           1999
                                                              -----------   -------------
                                                              (UNAUDITED)
                                                              (RESTATED)
                                         ASSETS
Current Assets:
  Cash and cash equivalents.................................    $ 2,936        $20,126
  Short-term investments....................................      3,059             --
  Accounts and installments receivable, less allowance for
    doubtful accounts of $447 and $700 at March 31, 2000 and
    September 30, 1999, respectively........................      6,975          4,693
  Other current assets......................................      3,329          2,321
  Refundable income taxes...................................        521            700
                                                                -------        -------
    Total current assets....................................     16,820         27,840
Long-term installments receivable, net......................        196            444
Property and equipment, net.................................      4,990          4,593
Long-term investments.......................................      1,000             --
Acquired technologies, net of accumulated amortization of
  $11,205 and $6,642 at March 31, 2000 and September 30,
  1999, respectively........................................      8,293         10,770
Intangible assets, net of accumulated amortization of $658
  and $0 at March 31, 2000 and September 30, 1999,
  respectively..............................................      5,894             --
Deferred income taxes.......................................      1,068          1,068
Other assets, net...........................................        529            643
                                                                -------        -------
    TOTAL ASSETS............................................    $38,790        $45,358
                                                                =======        =======
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of capital lease obligations..............    $   406        $   578
  Accounts payable..........................................      2,031          1,922
  Convertible notes payable.................................      3,425             --
  Accrued expenses..........................................      3,264          3,150
  Deferred revenue..........................................      7,130          5,342
                                                                -------        -------
    Total current liabilities...............................     16,256         10,992
                                                                -------        -------
Deferred rent...............................................        184            228
                                                                -------        -------
Capital lease obligations...................................         --            122
                                                                -------        -------
Stockholders' Equity:
  Preferred stock, $.01 par value--Authorized--5,000,000
    shares, Issued and outstanding--none....................         --             --
  Common stock, $.01 par value--Authorized--30,000,000
    shares, Issued--15,277,787 shares at March 31, 2000,
    15,089,067 shares at September 30, 1999.................        153            151
Additional paid-in capital..................................     55,497         49,353
Treasury stock, at cost.....................................       (831)          (831)
Accumulated deficit.........................................    (32,469)       (14,657)
                                                                -------        -------
    Total stockholders' equity..............................     22,350         34,016
                                                                -------        -------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..............    $38,790        $45,358
                                                                =======        =======



  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                                 WEBHIRE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                  (UNAUDITED)


                                                THREE MONTHS ENDED           SIX MONTHS ENDED
                                                     MARCH 31,                  MARCH 31,
                                             -------------------------   ------------------------
                                                2000          1999          2000          1999
                                             -----------   -----------   -----------   ----------
                                             (RESTATED)                  (RESTATED)
Revenue:
  Product revenue..........................  $     1,384   $     2,036   $     2,785   $    4,536
  Services revenue--Enterprise.............        2,659         3,204         5,874        6,282
  Services revenue--Internet...............        2,240         1,183         4,117        2,007
                                             -----------   -----------   -----------   ----------
    Total revenue..........................        6,283         6,423        12,776       12,825
                                             -----------   -----------   -----------   ----------
Cost of Revenue:
  Product..................................          337           169           515          396
  Services--Enterprise.....................        1,045         1,440         2,196        2,944
  Services--Internet.......................        2,455           930         4,560        1,572
  Amortization of acquired technologies....        2,351         1,914         4,563        2,552
                                             -----------   -----------   -----------   ----------
    Total cost of revenue..................        6,188         4,453        11,834        7,464
                                             -----------   -----------   -----------   ----------
Gross margin...............................           95         1,970           942        5,361
                                             -----------   -----------   -----------   ----------
Operating Expenses:
  Research and development.................        3,396         1,976         6,343        3,401
  Sales and marketing (excluding
    stock-based consideration).............        3,356         2,935         6,986        5,962
  General and administrative...............        1,593         1,450         3,412        2,583
  Amortization of intangible assets........          546            --           658           --
  Stock-based consideration................          749            --         1,733           --
                                             -----------   -----------   -----------   ----------
    Total operating expenses...............        9,640         6,361        19,132       11,946
                                             -----------   -----------   -----------   ----------
Loss from operations.......................       (9,545)       (4,391)      (18,190)      (6,585)
Other income, net..........................          114           116           378          277
                                             -----------   -----------   -----------   ----------
Loss before benefit for income taxes.......       (9,431)       (4,275)      (17,812)      (6,308)
Benefit for income taxes...................           --          (385)           --         (568)
                                             -----------   -----------   -----------   ----------
Net loss...................................  $    (9,431)  $    (3,890)  $   (17,812)  $   (5,740)
                                             ===========   ===========   ===========   ==========
Basic and diluted net loss per common
  share....................................  $      (.65)  $      (.39)  $     (1.23)  $     (.60)
                                             ===========   ===========   ===========   ==========
Basic and diluted weighted average number
  of common shares outstanding.............   14,565,390    10,029,280    14,504,350    9,577,972
                                             ===========   ===========   ===========   ==========


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                                 WEBHIRE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                SIX MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                 2000        1999
                                                              ----------   --------
                                                              (RESTATED)
Cash Flows from Operating Activities:
  Net loss..................................................   $(17,812)   $(5,740)
Adjustments to reconcile net loss to net cash used in
  operating activities--
    Depreciation and amortization...........................      6,555      3,544
    Amortization of stock-based consideration...............      1,733         --
    Provision for doubtful accounts.........................        131         --
    Deferred income taxes, net..............................         --       (568)
    Deferred rent...........................................        (43)        12
    Changes in assets and liabilities--
      Accounts and installments receivable..................     (2,412)     2,446
      Other current assets..................................     (1,008)      (601)
      Refundable income taxes...............................        179       (175)
      Long-term installments receivable.....................        247         67
      Accounts payable......................................        109        (84)
      Accrued expenses......................................        113       (372)
      Deferred revenue......................................      1,787        418
      Accrued income taxes..................................         --       (171)
                                                               --------    -------
        Net cash used in operating activities...............    (10,421)    (1,224)
                                                               --------    -------
Cash Flows from Investing Activities:
  Acquisition of businesses and purchases of acquired
    technologies and intangible assets......................     (1,570)    (6,782)
  Purchases of property and equipment.......................     (1,730)    (1,314)
  Maturities and purchases of short-term investments, net...     (3,060)      (424)
  Maturities and purchases of long-term investments, net....     (1,000)       131
  Change in other assets....................................        114        239
                                                               --------    -------
        Net cash used in investing activities...............     (7,246)    (8,150)
                                                               --------    -------
Cash Flows from Financing Activities:
  Payments of capital lease obligations.....................       (294)       (77)
  Proceeds from exercise of common stock options............        760         19
  Proceeds from employee stock purchase plan stock
    issuance................................................         68         59
  Issuance costs in connection with private placement of
    common stock............................................        (57)        --
                                                               --------    -------
        Net cash provided by financing activities...........        477          1
                                                               --------    -------
Net decrease in Cash and Cash Equivalents...................    (17,190)    (9,373)
                                                               --------    -------
Cash and Cash Equivalents, beginning of period..............     20,126      9,772
                                                               --------    -------
Cash and Cash Equivalents, end of period....................   $  2,936    $   399
                                                               ========    =======
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for
    Interest................................................   $     70    $     5
                                                               --------    -------
    Income taxes............................................   $     15    $   330
                                                               --------    -------
Supplemental Schedule of Noncash Investing and Financing
  Activities:
    Issuance of common stock in connection with Junglee
      investment............................................   $     --    $ 8,529
                                                               --------    -------
    Issuance of convertible notes and beneficial conversion
      feature in connection with HR Sites acquisition (Note
      7)....................................................   $  7,066    $    --
                                                               --------    -------


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                                 WEBHIRE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000

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

(2) REVISION


    The Company has revised its consolidated financial statements as of March 31, 2000 and for the three and six months ended March 31, 2000. The adjustments were required to revise the accounting for the HR Sites acquisition (Note 7) in accordance with applicable accounting guidance. The consolidated financial statements and related notes to the consolidated financial statements in this Form 10-Q/A reflect all such

                                 WEBHIRE, INC.

                                 MARCH 31, 2000

(2) REVISION (CONTINUED)

revisions through March 31, 2000. A summary of the impact of the adjustments as of March 31, 2000 and for the three and six months ended March 31, 2000 is as follows:



                                                                AS OF MARCH 31, 2000
                                                              ------------------------
                                                              AS PREVIOUSLY      AS
                                                                REPORTED      RESTATED
                                                              -------------   --------
                                                                   (IN THOUSANDS)
Property and equipment, net of accumulated amortization.....    $  5,006      $  4,990
Acquired technologies, net of accumulated amortization......      10,661         8,293
Intangible assets, net......................................          --         5,894
Total assets................................................      35,280        38,790
Accrued expenses............................................       3,205         3,264
Additional paid-in capital..................................      51,856        55,497
Accumulated deficit.........................................     (32,279)      (32,469)
Total stockholders' equity..................................      18,899        22,350



                                                                       FOR THE THREE MONTHS ENDED
                                                                             MARCH 31, 2000
                                                                     ------------------------------
                                                                     AS PREVIOUSLY            AS
                                                                       REPORTED            RESTATED
                                                                     -------------         --------
                                                                       (IN THOUSANDS, EXCEPT PER
                                                                             SHARE AMOUNT)
                                                                     ------------------------------
Amortization of acquired technologies.......................            $ 2,810            $ 2,351
Amortization of intangible assets...........................                 --                546
Loss from operations........................................             (9,458)            (9,545)
Other income, net...........................................                162                114
Net loss....................................................             (9,296)            (9,431)
Basic and diluted net loss per share........................               (.64)              (.65)



                                                               FOR THE SIX MONTHS ENDED
                                                                    MARCH 31, 2000
                                                              --------------------------
                                                              AS PREVIOUSLY       AS
                                                                REPORTED       RESTATED
                                                              -------------   ----------
                                                              (IN THOUSANDS, EXCEPT PER
                                                                    SHARE AMOUNT)
                                                              --------------------------
Amortization of acquired technologies.......................    $  5,089       $  4,563
Amortization of intangible assets...........................          --            658
Loss from operations........................................     (18,058)       (18,190)
Other income, net...........................................         436            378
Net loss....................................................     (17,622)       (17,812)
Basic and diluted net loss per share........................       (1.21)         (1.23)


(3) RECLASSIFICATION

    Certain amounts in the prior period's financial statements have been reclassified to conform to the current period presentation.

                                 WEBHIRE, INC.

                                 MARCH 31, 2000

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

    Diluted earnings per share includes the effect of dilutive securities. As a net loss is presented for the three and six month periods ended March 31, 2000 and March 31, 1999, the loss per share was based only

                                 WEBHIRE, INC.

                                 MARCH 31, 2000

(4) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) on the weighted average number of common shares outstanding. Common equivalent shares, such as stock options, outstanding during all periods were not used, as their inclusion would have been anti-dilutive.

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

                                 WEBHIRE, INC.

                                 MARCH 31, 2000

(6) YAHOO! INVESTMENT AND SERVICE AGREEMENT (CONTINUED)

    Webhire and Yahoo! have entered into a service agreement on June 3, 1999 whereby, among other things, Webhire provides resume management technology and services to Yahoo! to create an online resume database.



    In connection with this service agreement, the Company granted to Yahoo! warrants to purchase 199,218 shares of Common Stock at $4.95 per share. The warrants are accounted for under the variable method of accounting. The warrants vest on June 3, 2000 provided the agreement is in effect on the vesting date. At March 31, 2000 and September 30, 1999, the aggregate fair value of the warrants was estimated at approximately $2.5 million and $1.4 million, respectively, using the Black-Scholes option-pricing model in accordance with SFAS No. 123. The Company is recognizing the expense related to the warrants over the vesting period. For the three and six-month periods ended March 31, 2000, $749,000 and $1,733,000, respectively, was charged to operating expense in the accompanying consolidated statements of operations.


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

                                 WEBHIRE, INC.

                                 MARCH 31, 2000

(7) ACQUIRED TECHNOLOGIES (CONTINUED)

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

                                 WEBHIRE, INC.

                                 MARCH 31, 2000

(8) BUSINESS SEGMENT INFORMATION (CONTINUED)

R&D and Sales expenses are allocated by means of both specific identification wherever possible and relative headcount as basis of relative usage.



                                                          THREE MONTHS ENDED MARCH 31, 2000: (RESTATED)
                                                       ----------------------------------------------------
                                                       INTERNET AND   ENTERPRISE
                                                       TRANSACTIONS    SOFTWARE      OTHER     CONSOLIDATED
                                                       ------------   ----------   ---------   ------------
                                                                          (IN THOUSANDS)
Revenue:
  Product revenue....................................    $     --       $1,384       $ --        $ 1,384
  Services revenue...................................       2,240        2,659         --          4,899
                                                         --------       ------       ----        -------
    Total revenue....................................       2,240        4,043         --          6,283
                                                         --------       ------       ----        -------
Cost of revenue:
  Product revenue....................................          --          337         --            337
  Services revenue...................................       2,455        1,045         --          3,500
  Amortization of acquired technologies..............       2,351           --         --          2,351
                                                         --------       ------       ----        -------
    Total cost of revenue............................       4,806        1,382         --          6,188
                                                         --------       ------       ----        -------
Gross margin.........................................      (2,566)       2,661         --             95
                                                         --------       ------       ----        -------
Operating expenses:
  Research and development...........................       2,870          526         --          3,396
  Sales and marketing................................       2,405          951         --          3,356
  General and administrative.........................       1,035          558         --          1,593
  Amortization of intangible assets..................         546           --         --            546
  Amortization of stock-based consideration..........         749           --         --            749
                                                         --------       ------       ----        -------
    Total operating expenses.........................       7,605        2,035         --          9,640
                                                         --------       ------       ----        -------
(Loss) income from operations........................     (10,171)         626         --         (9,545)
Other income, net....................................          --           --        114            114
                                                         --------       ------       ----        -------
(Loss) income from operations before (benefit)
  provision for income taxes.........................     (10,171)         626        114         (9,431)
(Benefit) provision for income taxes.................          --           --         --             --
                                                         --------       ------       ----        -------
Net (loss) income....................................    $(10,171)      $  626       $114        $(9,431)
                                                         ========       ======       ====        =======
Depreciation and amortization........................    $  3,419       $  144       $ --        $ 3,563
                                                         ========       ======       ====        =======

                                 WEBHIRE, INC.

                                 MARCH 31, 2000

(8) BUSINESS SEGMENT INFORMATION (CONTINUED)

                                                               THREE MONTHS ENDED MARCH 31, 1999:
                                                       ---------------------------------------------------
                                                       INTERNET AND   ENTERPRISE
                                                       TRANSACTIONS    SOFTWARE     OTHER     CONSOLIDATED
                                                       ------------   ----------   --------   ------------
                                                                         (IN THOUSANDS)
Revenue:
  Product revenue....................................    $    --        $2,036       $ --        $ 2,036
  Services revenue...................................      1,183         3,204         --          4,387
                                                         -------        ------       ----        -------
    Total revenue....................................      1,183         5,240         --          6,423
                                                         -------        ------       ----        -------
Cost of revenue:
  Product revenue....................................         --           169         --            169
  Services revenue...................................        930         1,440         --          2,370
  Amortization of acquired technologies..............      1,914            --         --          1,914
                                                         -------        ------       ----        -------
    Total cost of revenue............................      2,844         1,609         --          4,453
                                                         -------        ------       ----        -------
Gross margin.........................................     (1,661)        3,631         --          1,970
                                                         -------        ------       ----        -------
Operating expenses:
  Research and development...........................        926         1,050         --          1,976
  Sales and marketing................................      1,153         1,782         --          2,935
  General and administrative.........................        318         1,132         --          1,450
                                                         -------        ------       ----        -------
    Total operating expenses.........................      2,397         3,964         --          6,361
                                                         -------        ------       ----        -------
(Loss) income from operations........................     (4,058)         (333)        --         (4,391)
Other income, net....................................         --            --        116            116
                                                         -------        ------       ----        -------
(Loss) income from operations before (benefit)
  provision for income taxes.........................     (4,058)         (333)       116         (4,275)
(Benefit) provision for income taxes.................       (366)          (30)        11           (385)
                                                         -------        ------       ----        -------
Net (loss) income....................................    $(3,692)       $ (303)      $105        $(3,890)
                                                         =======        ======       ====        =======
Depreciation and amortization........................    $ 2,051        $  393       $ --        $ 2,444
                                                         =======        ======       ====        =======

                                 WEBHIRE, INC.

                                 MARCH 31, 2000

(8) BUSINESS SEGMENT INFORMATION (CONTINUED)


                                                           SIX MONTHS ENDED MARCH 31, 2000: (RESTATED)
                                                       ---------------------------------------------------
                                                       INTERNET AND   ENTERPRISE
                                                       TRANSACTIONS    SOFTWARE     OTHER     CONSOLIDATED
                                                       ------------   ----------   --------   ------------
                                                                         (IN THOUSANDS)
Revenue:
  Product revenue....................................    $     --       $2,785       $ --       $  2,785
  Services revenue...................................       4,117        5,874         --          9,991
                                                         --------       ------       ----       --------
    Total revenue....................................       4,117        8,659         --         12,776
                                                         --------       ------       ----       --------
Cost of revenue:
  Product revenue....................................          --          515         --            515
  Services revenue...................................       4,560        2,196         --          6,756
  Amortization of acquired technologies..............       4,563           --         --          4,563
                                                         --------       ------       ----       --------
    Total cost of revenue............................       9,123        2,711         --         11,834
                                                         --------       ------       ----       --------
Gross margin.........................................      (5,006)       5,948         --            942
                                                         --------       ------       ----       --------
Operating expenses:
  Research and development...........................       5,240        1,103         --          6,343
  Sales and marketing................................       4,901        2,085         --          6,986
  General and administrative.........................       2,217        1,195         --          3,412
  Amortization of intangible assets..................         658           --         --            658
  Amortization of stock-based consideration..........       1,733           --         --          1,733
                                                         --------       ------       ----       --------
    Total operating expenses.........................      14,749        4,383         --         19,132
                                                         --------       ------       ----       --------
(Loss) income from operations........................     (19,755)       1,565         --        (18,190)
Other income, net....................................          --           --        378            378
                                                         --------       ------       ----       --------
(Loss) income from operations before (benefit)
  provision for income taxes.........................     (19,755)       1,565        378        (17,812)
(Benefit) provision for income taxes.................          --           --         --             --
                                                         --------       ------       ----       --------
Net (loss) income....................................    $(19,755)      $1,565       $378       $(17,812)
                                                         ========       ======       ====       ========
Depreciation and amortization........................    $  6,255       $  300       $ --       $  6,555
                                                         ========       ======       ====       ========

                                 WEBHIRE, INC.

                                 MARCH 31, 2000

(8) BUSINESS SEGMENT INFORMATION (CONTINUED)

                                                                SIX MONTHS ENDED MARCH 31, 1999:
                                                       ---------------------------------------------------
                                                       INTERNET AND   ENTERPRISE
                                                       TRANSACTIONS    SOFTWARE     OTHER     CONSOLIDATED
                                                       ------------   ----------   --------   ------------
                                                                         (IN THOUSANDS)
Revenue:
  Product revenue....................................    $    --        $4,536       $ --        $ 4,536
  Services revenue...................................      2,007         6,282         --          8,289
                                                         -------        ------       ----        -------
    Total revenue....................................      2,007        10,818         --         12,825
                                                         -------        ------       ----        -------
Cost of revenue:
  Product revenue....................................         --           396         --            396
  Services revenue...................................      1,572         2,944         --          4,516
  Amortization of acquired technologies..............      2,552            --         --          2,552
                                                         -------        ------       ----        -------
    Total cost of revenue............................      4,124         3,340         --          7,464
                                                         -------        ------       ----        -------
Gross margin.........................................     (2,117)        7,478         --          5,361
                                                         -------        ------       ----        -------
Operating expenses:
  Research and development...........................      1,406         1,995         --          3,401
  Sales and marketing................................      2,084         3,878         --          5,962
  General and administrative.........................        511         2,072         --          2,583
                                                         -------        ------       ----        -------
    Total operating expenses.........................      4,001         7,945         --         11,946
                                                         -------        ------       ----        -------
(Loss) income from operations........................     (6,118)         (467)        --         (6,585)
Other income, net....................................         --            --        277            277
                                                         -------        ------       ----        -------
(Loss) income from operations before (benefit)
  provision for income taxes.........................     (6,118)         (467)       277         (6,308)
(Benefit) provision for income taxes.................       (552)          (42)        26           (568)
                                                         -------        ------       ----        -------
Net (loss) income....................................    $(5,566)       $ (425)      $251        $(5,740)
                                                         =======        ======       ====        =======
Depreciation and amortization........................    $ 2,767        $  777       $ --        $ 3,544
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

    SERVICES REVENUE. Services revenue--Enterprise was $2,659 for the three months ended March 31, 2000 as compared to $3,204 for the three months ended March 31, 1999. For the six months ended March 31, 2000, services revenue -Enterprise decreased to $5,874 from $6,282 for the comparable 1999 period. Services revenue--Internet increased 89% to $2,240 for the three months ended March 31, 2000 from $1,183 for the three months ended March 31, 1999. For the six months ended March 31, 2000, services revenue--Internet increased 105% to $4,117 from $2,007 for the comparable 1999 period. The increase for both periods was attributable to the continued growth of the YAHOO! RECRUITER customer base and the addition of the candidate sourcing services, WEBHIRE AGENT and YAHOO! RESUMES, introduced during the first fiscal quarter of 2000.

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

    COST OF SERVICES REVENUE


    Cost of services revenue--Enterprise decreased 27% to $1,045 for the three months ended March 31, 2000 from $1,440 for the three months ended March 31, 1999. For the six months ended March 31, 2000, cost of services revenue -Enterprise of $2,196 decreased 25% from $2,944 for the comparable 1999 period. The decrease is due to management's continued cost containment efforts.

    Cost of services revenue--Internet increased 164% to $2,455 for the three months ended March 31, 2000 from $930 for the three months ended March 31, 1999. For the six months ended March 31, 2000, cost of services revenue--Internet of $4,560 increased 190% from $1,572 for the comparable 1999 period. The increase in absolute dollars is principally attributable to costs associated with building the infrastructure and operations to support the expanding YAHOO! RECRUITER customer base.


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


    AMORTIZATION OF INTANGIBLE ASSETS



    In connection with the acquisition of HR Sites in the fiscal quarter ended December 31, 1999 the Company recorded intangible assets including non-compete agreements, a customer base and excess purchase price over identifiable assets which will be amortized over estimated useful lives of between 3-5 years.

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


    OTHER INCOME, NET


    Other income decreased to $114 for the three month period ended March 31, 2000 from $116 for the comparable Fiscal 1999 period. The decrease is primarily attributable to greater returns on investments due to higher average combined cash and cash equivalents and short- and long-investment balances partially offset by interest on notes issued to HR sites.


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

LIQUIDITY AND CAPITAL RESOURCES
(IN THOUSANDS)

    At March 31, 2000, the Company had cash and cash equivalents and short- and long-term investments of $6,995, a decrease of $13,131 from $20,126 at September 30, 1999. Working capital was $564 at March 31, 2000 as compared to $16,848 at September 30, 1999, a decrease of $16,284.

    Cash used in operating activities was $10,421 during the six month period ended March 31, 2000. Use of cash in operating activities consisted mainly of the net loss for the six-month period of $17,812, the offsetting effects of depreciation and amortization of $6,555 and amortization of stock-based consideration of $1,733 and of fluctuations in certain assets and liabilities.


    The Company used $7,246 in investing activities during the first half of Fiscal 2000, principally for the purchases of short and long-term investments of $4,060, for the purchase of property and equipment of $1,730 (primarily computer equipment) and the acquisition of HR Sites of $1,570. Net cash provided by financing activities for the six-month period ended March 31, 2000 was $477.


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

                                                      WEBHIRE, INC.

                                                                    /s/ MARTIN J. FAHEY
                                                      ------------------------------------------------
                                                                      Martin J. Fahey
                                                                  CHIEF EXECUTIVE OFFICER

                                                                   /s/ STEPHEN D. ALLISON
                                                      ------------------------------------------------
                                                                     Stephen D. Allison
                                                                  CHIEF FINANCIAL OFFICER


Date: September 26, 2000