Form 10-Q/A
period 2000-06-30
WEBHIRE INC
filed 2000-09-26
CIK 1013322

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------


                                  FORM 10-Q/A
                               (AMENDMENT NO. 2)


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

                                 WEBHIRE, INC.
                                     INDEX


                                                                         PAGE
                                                                       --------
PART I--FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets at June 30, 2000 and
         September 30, 1999..........................................         3

         Consolidated Statements of Operations for the three and nine
         months ended June 30, 2000 and June 30, 1999................         4

         Consolidated Statements of Cash Flows for the nine months
         ended June 30, 2000 and June 30, 1999.......................         5

         Notes to Consolidated Financial Statements..................         6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................        13

SIGNATURES...........................................................        24



    This Amendment No. 2 amends and supplements the Registrant's quarterly report on Form 10-Q for the period ended June 30, 2000 (the "10-Q") filed with the Securities and Exchange Commission (the "Commission") on August 21, 2000, as amended by Amendment No. 1 to the 10-Q filed with the Commission on August 22, 2000. The sole purpose of this Amendment No. 2 is to amend and restate Item 1 and Item 2 of the 10-Q in connection with the revised accounting treatment of the amortization of certain technology acquired in the Company's acquisition of certain assets of Human Resources Sites International, Inc. on December 13, 1999 (see footnote 8 to Item 1 of Part 1).

Item 1 of Part 1 is amended and restated as follows:


PART I--FINANCIAL INFORMATION

Item 1. Financial Statements

                                 WEBHIRE, INC.
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                               JUNE 30,     SEPTEMBER 30,
                                                                 2000           1999
                                                              -----------   -------------
                                                              (UNAUDITED)
                                                              (RESTATED)
                           ASSETS
Current Assets:
  Cash and cash equivalents.................................   $  1,117        $20,126
  Short-term investments....................................      2,029             --
  Accounts and installments receivable, less allowance for
    doubtful accounts of $964 and $700 at June 30, 2000 and
    September 30, 1999, respectively........................      5,804          4,693
  Other current assets......................................      1,524          2,321
  Refundable income taxes...................................        401            700
                                                               --------        -------
      Total current assets..................................     10,875         27,840
Long-term installments receivable, net......................        175            444
Property and equipment, net.................................      4,680          4,593
Acquired technologies, net of accumulated amortization of
  $13,557 and $6,642 at June 30, 2000 and September 30,
  1999, respectively........................................      5,941         10,770
Intangible assets, net of accumulated amortization of $1,203 and $0 at June 30, 2000 and September 30, 1999,
  respectively..............................................      5,348             --
Deferred income taxes.......................................         --          1,068
Other assets, net...........................................        530            643
                                                               --------        -------
      TOTAL ASSETS..........................................   $ 27,549        $45,358
                                                               ========        =======

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of capital lease obligations..............   $    254        $   578
  Accounts payable..........................................      1,612          1,922
  Convertible notes payable.................................      3,425             --
  Accrued expenses..........................................      3,074          3,150
  Deferred revenue..........................................      8,176          5,342
                                                               --------        -------
      Total current liabilities.............................     16,541         10,992
                                                               --------        -------
Deferred rent...............................................        180            228
                                                               --------        -------
Capital lease obligations...................................         --            122
                                                               --------        -------
Stockholders' Equity:
  Preferred stock, $.01 par
    value--Authorized--5,000,000 shares, Issued and
    outstanding--none.......................................         --             --
  Common stock, $.01 par value--Authorized--30,000,000
    shares, Issued--15,300,522 and 15,089,067 shares at
    June 30, 2000 and September 30, 1999, respectively,
    Outstanding--14,613,622 and 14,402,167 shares at
    June 30, 2000 and September 30, 1999, respectively......        153            151
Additional paid-in capital..................................     53,891         49,353
Treasury stock, at cost--686,900 shares at June 30, 2000 and
  September 30, 1999........................................       (831)          (831)
Accumulated deficit.........................................    (42,385)       (14,657)
                                                               --------        -------
      Total stockholders' equity............................     10,828         34,016
                                                               --------        -------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............   $ 27,549        $45,358
                                                               ========        =======



  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                                 WEBHIRE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                     JUNE 30,                  JUNE 30,
                                                              -----------------------   ----------------------
                                                                 2000         1999         2000        1999
                                                              ----------   ----------   ----------   ---------
                                                              (RESTATED)                (RESTATED)
Revenue:
  Product revenue...........................................  $     391    $    1,593   $   3,176    $   6,129
  Services revenue--Enterprise..............................      2,601         3,111       8,476        9,393
  Services revenue--Internet................................      2,796         1,442       6,912        3,449
                                                              ----------   ----------   ----------   ---------
      Total revenue.........................................      5,788         6,146      18,564       18,971
                                                              ----------   ----------   ----------   ---------
Cost of Revenue:
  Product...................................................        369           221         884          617
  Non-cash write-off of other assets........................        284            --         284           --
  Services--Enterprise......................................        883         1,465       3,079        4,410
  Services--Internet........................................      2,918         1,275       7,478        2,847
  Amortization of acquired technologies.....................      2,352         1,914       6,915        4,466
                                                              ----------   ----------   ----------   ---------
      Total cost of revenue.................................      6,806         4,875      18,640       12,340
                                                              ----------   ----------   ----------   ---------
Gross margin................................................     (1,018)        1,271         (76)       6,631
                                                              ----------   ----------   ----------   ---------
Operating Expenses:
  Research and development..................................      2,955         2,152       9,298        5,553
  Sales and marketing (excluding stock-based consideration
    of $(1,723), $11, $0 and $0 for the three and nine
    months ended June 30, 2000 and the three and nine
    months ended June 30, 1999, respectively)...............      3,019         2,561      10,004        8,523
  Non-cash write-down of intangible assets..................      1,000            --       1,000           --
  General and administrative................................      1,974         1,610       5,386        4,193
  Amortization of intangible assets.........................        545            --       1,203           --
  Stock-based consideration (benefit).......................     (1,723)           --          11           --
                                                              ----------   ----------   ----------   ---------
      Total operating expenses..............................      7,770         6,323      26,902       18,269
                                                              ----------   ----------   ----------   ---------
Loss from operations........................................     (8,788)       (5,052)    (26,978)     (11,638)
Loss from equity method investments.........................         (5)           --          (5)          --
Other income, net...........................................         42           102         420          379
                                                              ----------   ----------   ----------   ---------
Loss before provision (benefit) for income taxes............     (8,751)       (4,950)    (26,563)     (11,259)
Provision (benefit) for income taxes........................      1,165            --       1,165         (568)
                                                              ----------   ----------   ----------   ---------
Net loss....................................................     (9,916)       (4,950)    (27,728)     (10,691)
                                                              ==========   ==========   ==========   =========

Basic and diluted net loss per share........................  $    (.68)   $     (.49)  $   (1.91)   $   (1.10)
                                                              ==========   ==========   ==========   =========

Basic and diluted weighted average number of common shares
  outstanding...............................................  14,605,631   10,075,190   14,537,987   9,743,711
                                                              ==========   ==========   ==========   =========


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                                 WEBHIRE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                 NINE MONTHS ENDED
                                                                     JUNE 30,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
                                                              (RESTATED)
Cash Flows from Operating Activities:
  Net loss..................................................   $(27,728)    $(10,691)
Adjustments to reconcile net loss to net cash used in
  operating activities--
  Depreciation and amortization.............................     10,115        5,945
  Amortization of stock-based consideration.................         11           --
  Provision for doubtful accounts...........................        647           --
  Non-cash write-off of other assets........................      1,284           --
  Deferred income taxes, net................................      1,068         (568)
  Deferred rent.............................................        (47)          17
  Changes in assets and liabilities--
    Accounts and installments receivable....................     (1,758)       2,205
    Other current assets....................................       (487)        (445)
    Refundable income taxes.................................        299         (175)
    Long-term installments receivable.......................        269          101
    Accounts payable........................................       (310)         194
    Accrued expenses........................................        (76)        (286)
    Deferred revenue........................................      2,833          223
    Accrued income taxes....................................         --         (172)
                                                               --------     --------
      Net cash used in operating activities.................    (13,880)      (3,652)
                                                               --------     --------
Cash Flows from Investing Activities:
  Acquisitions of businesses and purchases of acquired
    technologies and intangibles............................     (1,570)      (6,782)
  Purchases of property and equipment.......................     (2,086)      (1,886)
  Maturities and purchases of short-term investments, net...     (2,029)       3,813
  Maturities and purchases of long-term investments, net....         --          893
  Change in other assets....................................        114          198
                                                               --------     --------
      Net cash used in investing activities.................     (5,571)      (3,764)
                                                               --------     --------
Cash Flows from Financing Activities:
  Payments of capital lease obligations.....................       (446)        (117)
  Proceeds from exercise of common stock options............        771          219
  Proceeds from employee stock purchase plan stock
    issuance................................................        174          105
  Issuance costs in connection with private placement of
    Common stock............................................        (57)          --
                                                               --------     --------
      Net cash provided by financing activities.............        442          207
                                                               --------     --------
Net decrease in Cash and Cash Equivalents...................    (19,009)      (7,209)
Cash and Cash Equivalents, beginning of period..............     20,126        9,772
                                                               --------     --------
Cash and Cash Equivalents, end of period....................   $  1,117     $  2,563
                                                               ========     ========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for
    Interest................................................   $    123     $      5
                                                               --------     --------
    Income taxes............................................   $     15     $    331
                                                               --------     --------
Supplemental Schedule of Noncash Investing and Financing
  Activities:
  Issuance of common stock in connection with Junglee
    investment..............................................   $     --     $  8,529
                                                               --------     --------
  Issuance of convertible notes and beneficial conversion
    feature in connection with HR Sites acquisition
    (Note 8)................................................   $  7,066     $     --
                                                               --------     --------


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

    (C) REVISION


    The Company has revised its consolidated financial statements as of June 30, 2000 and for the three and nine months ended June 30, 2000. The adjustments were required to revise the accounting for the HR Sites acquisition (Note 8) in accordance with applicable accounting guidance. The consolidated financial statements and related notes to the consolidated financial statements in this Form 10-Q/A reflect all such revisions through June 30, 2000. A summary of the impact of the adjustments as of June 30, 2000 and for the three and nine-months ended June 30, 2000 is as follows:



                                                                AS OF JUNE 30, 2000
                                                              ------------------------
                                                              AS PREVIOUSLY      AS
                                                                REPORTED      RESTATED
                                                              -------------   --------
                                                                   (IN THOUSANDS)
Acquired technologies, net of accumulated amortization......    $     --      $  5,941
Intangible assets, net of accumulated amortization..........      11,306         5,348
Total assets................................................      27,505        27,549
Notes payable net premium...................................         289            --
Accrued expenses............................................       2,906         3,074
Additional paid-in capital..................................      53,276        53,891
Accumulated deficit.........................................     (41,935)      (42,385)
Total stockholders equity...................................      10,663        10,828

                                 WEBHIRE, INC.

                                 JUNE 30, 2000

(1) ACCOUNTING POLICIES (CONTINUED)


                                                                 FOR THE THREE MONTHS
                                                                 ENDED JUNE 30, 2000
                                                              --------------------------
                                                              AS PREVIOUSLY       AS
                                                                 REPORTED      RESTATED
                                                              --------------   ---------
                                                              (IN THOUSANDS, EXCEPT PER
                                                                    SHARE AMOUNTS)
Other income, net...........................................     $   240        $    42
Net loss....................................................      (9,718)        (9,916)
Basic and diluted net loss per share........................        (.67)          (.68)



                                                                 FOR THE NINE MONTHS
                                                                 ENDED JUNE 30, 2000
                                                              --------------------------
                                                              AS PREVIOUSLY       AS
                                                                 REPORTED      RESTATED
                                                              --------------   ---------
                                                              (IN THOUSANDS, EXCEPT PER
                                                                    SHARE AMOUNTS)
Amortization of acquired technologies.......................     $  6,911      $  6,915
Amortization of intangible assets...........................        1,190         1,203
Loss from operations........................................      (26,961)      (26,978)
Other income, net...........................................          854           420
Net loss....................................................      (27,277)      (27,728)
Basic and diluted net loss per share........................        (1.88)        (1.91)



    (D) DEFERRED TAX ASSETS



    The Company has provided a full valuation allowance for its deferred tax assets since, based on the weight of available evidence, management cannot conclude that it is more likely than not that these future benefits will be realized.



    (E) SHORT-TERM INVESTMENTS



    The Company classifies its short-term investments as available-for-sale. At June 30, 2000 and September 30, 1999, the Company had $2 million and $0 available-for-sale investments. Realized and unrealized gains and losses for the periods presented were not material.


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

                                 WEBHIRE, INC.

                                 JUNE 30, 2000

(3) NET LOSS PER SHARE (CONTINUED)
    For both the three and nine-month periods ended June 30, 2000 and June 30, 1999, all 2,587,368 and 1,358,453 potential common shares, respectively, were excluded from the above calculation, as their effect would have been anti-dilutive due to the Company's net loss in those periods.

(4) OTHER CURRENT ASSETS


    At June 30, 2000 the Company determined that certain prepaid software licenses recorded in other current assets of $1,284,000 were impaired due to suspension of operations of the providers of the software. The Company recorded a non-cash write-off of $284,000 to cost of revenue associated with software currently being sold; and, $1,000,000 to operating expense for software not currently sold, for which no alternative future use is available.


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



    In connection with this service agreement, the Company granted to Yahoo! warrants to purchase 199,218 shares of Common Stock at $4.95 per share. The warrants are accounted for under the variable method of accounting. The warrants fully vested on June 3, 2000. At June 30, 2000 and September 30, 1999, the aggregate fair value of the warrants was estimated at approximately $183,000 and $1,381,000, respectively, using the Black-Scholes option-pricing model. The Company recognized the expense related to the warrants over the vesting period. In the current quarter due principally to the decline in the Company's stock price, the Company recorded a credit of $1,723,000.

                                 WEBHIRE, INC.

                                 JUNE 30, 2000

(7) EQUITY INVESTMENTS


    The Company holds a 43% ownership interest in refer.com, inc. ("Refer") accounted for under the equity method. Refer is an online job and networking service that pays cash rewards to people who help their friends and business contacts find new jobs. The Company and idealab!, a creator and operator of Internet businesses, are the principal stockholders in Refer.



    On June 12, 2000, the Company entered into a joint venture agreement with @viso to form Webhire Europe B.V. which will operate an Internet based workforce recruiting services business in Europe. The Company holds a 51% ownership and has committed to a net $500,000 cash investment in Webhire Europe B.V.


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

                                 WEBHIRE, INC.

                                 JUNE 30, 2000

(8) ACQUIRED TECHNOLOGIES AND INTANGIBLES (CONTINUED)
$8,640,000 including the cash paid of $1,500,000. The purchase price was allocated to the following identifiable assets with the assistance of a third party valuation with the following estimated lives:


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
                                                              ----------
                                                              $8,640,000
                                                              ==========



(9) COMPREHENSIVE INCOME



    Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities. For the three and nine months ended June 30, 2000, comprehensive income (loss) was not materially different from net income (loss).



(10) BUSINESS SEGMENT INFORMATION


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


    The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Expenses related to general corporate functions such as Information Technology, Finance and Human Resources, and general and administrative costs such as depreciation, rent and utilities are allocated to the reportable segments based on relative headcount as a basis of relative usage. R&D and Sales expenses are allocated by means of both specific identification wherever possible and

                                 WEBHIRE, INC.

                                 JUNE 30, 2000


(10) BUSINESS SEGMENT INFORMATION (CONTINUED)


relative headcount as a basis of relative usage. The Company has no intersegment sales and transfers, and does not allocate assets to the operating segments.



                                                            FOR THE THREE MONTHS ENDED JUNE 30,
                                        ---------------------------------------------------------------------------
                                                   2000 RESTATED                               1999
                                        ------------------------------------   ------------------------------------
                                        INTERNET AND   ENTERPRISE    TOTAL     INTERNET AND   ENTERPRISE    TOTAL
                                        TRANSACTIONS    SOFTWARE    COMPANY    TRANSACTIONS    SOFTWARE    COMPANY
                                        ------------   ----------   -------    ------------   ----------   -------
                                                                      (IN THOUSANDS)
Revenue...............................    $ 2,796        $ 2,992    $  5,788     $ 1,442        $ 4,704    $  6,146
Gross margin..........................     (2,474)         1,456      (1,018)     (1,747)         3,018       1,271
Loss from operations..................     (8,030)          (758)     (8,788)     (5,034)           (18)     (5,052)
Loss from equity-method investments...                                    (5)                                    --
Other income, net.....................                                    42                                    102
                                                                    --------                               --------
Loss before income taxes..............                              $ (8,751)                              $ (4,950)
                                                                    ========                               ========



                                                            FOR THE NINE MONTHS ENDED JUNE 30,
                                        ---------------------------------------------------------------------------
                                                   2000 RESTATED                               1999
                                        ------------------------------------   ------------------------------------
                                        INTERNET AND   ENTERPRISE    TOTAL     INTERNET AND   ENTERPRISE    TOTAL
                                        TRANSACTIONS    SOFTWARE    COMPANY    TRANSACTIONS    SOFTWARE    COMPANY
                                        ------------   ----------   -------    ------------   ----------   -------
                                                                      (IN THOUSANDS)
Revenue...............................    $  6,912       $11,652    $ 18,564     $  3,449       $15,522    $ 18,971
Gross margin..........................      (7,481)        7,405         (76)      (3,864)       10,495       6,631
Loss from operations..................     (27,785)          807     (26,978)     (11,152)         (486)    (11,638)
Loss from equity-method investments...                                    (5)                                    --
Other income, net.....................                                   420                                    379
                                                                    --------                               --------
Loss before income taxes..............                              $(26,563)                              $(11,259)
                                                                    ========                               ========



(11) RECENT ACCOUNTING PRONOUNCEMENTS


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

    In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB No. 25 to certain issues including: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for the exchange of stock

                                 WEBHIRE, INC.

                                 JUNE 30, 2000


(11) RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 are applicable retroactively to specific events occurring after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.


(12) SUBSEQUENT EVENTS



    On July 10, 2000, the Company entered into a stock purchase agreement with Korn/Ferry International, SOFTBANK, GMN Investors II, L.P., Aventine International Fund and Bricoleur Partners II, L.P., whereby the Company agreed to issue an aggregate of 6,808,512 shares of Common Stock, at a price per share of $2.35, for an aggregate purchase price of approximately $16 million. These funds were received by the Company during the period from August 2, 2000 to August 24, 2000.

Item 2 of Part 1 is amended and restated as follows:


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


    NON-CASH WRITE-DOWN OF OTHER ASSETS. The Company recorded a non-cash write-off of other assets of $284 for the three months ended June 30, 2000 relating to the impairment of prepaid software licenses from a company that has suspended operations during the third fiscal quarter for which there is no alternative future use.



    COST OF SERVICES REVENUE



    Cost of services revenue--Enterprise decreased 40% to $883 for the three months ended June 30, 2000 from $1,465 for the three months ended June 30, 1999. For the nine months ended June 30, 2000, cost of services revenue--Enterprise of $3,079 decreased 30% from $4,410 for the comparable 1999 period. The decrease is due to management's continued cost containment efforts.



    Cost of services revenue--Internet increased 129% to $2,918 for the three months ended June 30, 2000 from $1,275 for the three months ended June 30, 1999. For the nine months ended June 30, 2000, cost of services revenue--Internet of $7,478 increased 163% from $2,847 for the comparable 1999 period. The increase in absolute dollars is principally attributable to costs associated with building the infrastructure and operations to support the expanding YAHOO! RECRUITER customer base and increased costs in royalties due under third-party licensing arrangements for the YAHOO! RECRUITER product.



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


    NON-CASH WRITE-OFF OF OTHER ASSETS. The Company recorded a non-cash write-off of other assets of $1,000 for the three months ended June 30, 2000 relating to the impairment of prepaid royalties for software not currently sold from a company that has suspended operations during the third fiscal quarter for which there is no alternative future use.


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



    STOCK-BASED CONSIDERATION



    Stock-based consideration was $(1,723) and $11 for the three and nine-month periods ended June 30, 2000, respectively, as compared to $0 for both the comparable periods of Fiscal 1999. Stock-based consideration is due to warrants granted to Yahoo! in connection with a service agreement between Yahoo! and the Company. The Company recognized the expense under the variable accounting method related to the warrants over the vesting period. The amount recognized fluctuated from period to period based on fluctuations in the Company's stock price.


    OTHER INCOME, NET


    Other income decreased to $42 for the three months ended June 30, 2000 from $102 for the three months ended June 30, 1999. For the nine months ended
June 30, 2000, other income increased to $420 from $379 for the comparable 1999 period. Other income consists of interest earned on investments offset by accrued interest on Convertible Notes Payable.


    PROVISION FOR INCOME TAXES


    For the three and nine months ended June 30, 2000 the Company recorded an additional $1.2 million valuation allowance to reserve for the full amount of its net deferred tax assets since, based on the weight of available evidence, management cannot conclude that it is more likely than not that these future benefits will be realized.


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

LIQUIDITY AND CAPITAL RESOURCES
(IN THOUSANDS)


    At June 30, 2000, the Company had cash and cash equivalents and short-term investments of $3,146, a decrease of $16,980 from $20,126 at September 30, 1999.



    Cash used in operating activities was $13,880 during the nine-month period ended June 30, 2000. Use of cash in operating activities consisted mainly of the net loss for the nine-month period of $27,728, the offsetting effects of depreciation and amortization of $10,115, a non-cash write-off of other assets of $1,284, a full valuation allowance on deferred tax assets of $1,068 and fluctuations in certain assets and liabilities.



    The Company used $5,571 in investing activities during the first nine months of Fiscal 2000, principally for the purchase of property and equipment of $2,086 (primarily computer equipment), the purchases of short-term investments of $2,029, and the acquisition of HR sites of $1,500.


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


    On July 10, 2000, the Company entered into a stock purchase agreement with Korn/Ferry International, SOFTBANK, GMN Investors II, L.P., Aventine International Fund and Bricoleur Partners II, L.P., whereby the Company agreed to issue an aggregate of 6,808,512 shares of Common Stock, at a price per share of $2.35, for an aggregate purchase price of approximately $16 million. These funds were received by the Company during the period from August 2, 2000 to August 24, 2000. The Company believes that its current cash and cash equivalent balance along with the additional financing will be sufficient to meet its working capital expenditures through the near term.


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


Date: September 26, 2000