Form 10-K
period 2000-09-30
WEBHIRE INC
filed 2001-01-12
CIK 1013322

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                           --------------------------

                                   FORM 10-K
                                ---------------

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED: SEPTEMBER 30, 2000

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM ______ TO ______

                        COMMISSION FILE NUMBER: 0-20735

                            ------------------------

                                 WEBHIRE, INC.
             (Exact name of Registrant as specified in its charter)

                           --------------------------

                   DELAWARE                                        04-2935271
        (State or other jurisdiction of                 (IRS Employer Identification No.)
        incorporation or organization)

              91 HARTWELL AVENUE
                 LEXINGTON, MA                                        02421
   (Address of principal executive offices)                        (zip code)

                                 (781) 869-5000
              (Registrant's telephone number, including area code)

                           --------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the common stock on January 9, 2001, as reported on The Nasdaq National Market was approximately $9,188,000. Shares of common stock held by each executive officer and director and by each person who owned 5% or more of the outstanding common stock as of such date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    The number of shares of the registrant's common stock, par value $0.01 per share, outstanding on January 9, 2001 was 22,527,034.

    Part III incorporates by reference information from the definitive Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed by the Company with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 WEBHIRE, INC.
                                   FORM 10-K
                               TABLE OF CONTENTS

        ITEM                                                                            PAGE
---------------------                                                                 --------
                                       PART I
 1.                     Business....................................................      2
 2.                     Properties..................................................     12
 3.                     Legal Proceedings...........................................     12
 4.                     Submission of Matters to a Vote of Securities Holders.......     12

                                      PART II
 5.                     Market for Registrant's Common Stock and Related Stockholder
                        Matters.....................................................     13
 6.                     Selected Consolidated Financial Data........................     14
 7.                     Management's Discussion and Analysis of Financial Condition
                        and Results of Operations...................................     15
 7A.                    Quantitative and Qualitative Disclosures About Market
                        Risk........................................................     27
 8.                     Financial Statements and Supplementary Data.................     27
 9.                     Changes in and Disagreements with Accountants on Accounting
                        and Financial Disclosure....................................     27

                                      PART III
 10.                    Directors and Executive Officers of the Registrant..........     27
 11.                    Executive Compensation......................................     27
 12.                    Security Ownership of Certain Beneficial Owners and
                        Management..................................................     27
 13.                    Certain Relationships and Related Transactions..............     27

                                      PART IV
 14.                    Exhibits, Financial Statement Schedules, and Reports on Form
                        8-K.........................................................     28

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

ITEM 1.  BUSINESS

OVERVIEW

    Webhire, Inc. ("Webhire" or the "Company") designs, develops, markets, implements and supports Internet- and Intranet-based recruiting solutions to automate candidate sourcing, Internet job posting, and recruitment management at corporations, organizations, Internet portals, and online career sites. The Company's solutions enable organizations to strategically manage their recruiting and staffing activities online and streamline their Internet recruiting process. The Company markets these services to corporations that are experiencing rapid growth, a shortage of skilled labor and an urgent need to complete staffing initiatives.

    In July 2000, the Company entered into a new alliance with Yahoo!, Inc. (see
Note 4 of Notes to Consolidated Financial Statements). Through this alliance, the Company develops, markets, and supports Yahoo! Careers Resume Database, which is a subscription-based online service that corporate recruiters and hiring managers use to search the resumes contained in the Yahoo! Careers Resume Database. The Company's solutions are the exclusive means for corporations to gain access to the online candidates within the Yahoo! Careers Resume Database. The Company shares revenues from this subscription service with Yahoo!.

    The Company delivers the following products and services: WEBHIRE RECRUITER, a complete end-to-end Internet recruiting solution; WEBHIRE ENTERPRISE, a complete, integrated recruiting suite designed to meet the needs of large organizations; WEBHIRE AGENT, an automated search agent that finds resumes and candidates on the web; WEBHIRE JOB SITE HOSTING, which lists a company's own job listings as part of its corporate web site; and WEBHIRE JOB POST, an automated solution for posting corporate jobs to more than 2000 job boards and career sites.

    The Company delivers its Internet solutions to customers using a web services model, selling the services on a subscription basis, for direct access by subscribers over the Internet via a standard web browser. The Company's solution for large organizations, WEBHIRE ENTERPRISE, is sold through both the application service provider (ASP) model and also as traditionally licensed software.

    The Company's principal offerings are online recruiting services. These services are implemented using standard Internet industry protocols, such as TCP/IP, HTTP and XML. Our service-based approach provides our customers with a robust set of product features and a high performance end user experience without requiring them to install any software. Our service infrastructure is based on leading edge technologies from a number of vendors, including Microsoft, Oracle and Sun. The infrastructure is designed for high performance, scalability and high availability.

    The Company was incorporated in 1982 as a Massachusetts corporation and was reincorporated as a Delaware corporation in 1994. As of June 1, 1999 the Company effected a name change to Webhire, Inc. Restrac Securities Corporation, a wholly-owned subsidiary of Webhire, Inc., was incorporated in September 1996 as a Massachusetts securities corporation for the purpose of holding and managing certain of the Company's cash and investments.

    In July 1999, the Company purchased Hireworks, Inc, a developer of innovative resume searching technology that automatically searches the entire Internet for resumes, matching them against customer specified criteria (see
Note 6 of the Notes to Consolidated Financial Statements). This technology has been enhanced and is today marketed as the WEBHIRE AGENT service.

    In December 1999, the Company acquired the technology assets of HR Sites International, a developer of an Internet job posting platform that provided automated connections to online job boards and career sites (see Note 6 of the Notes to Consolidated Financial Statements). This technology has been enhanced and is today integrated with both WEBHIRE RECRUITER and WEBHIRE JOB POST.

INDUSTRY BACKGROUND

    Recruiting has emerged as one of the most strategic and competitive initiatives for corporations. Hiring and retaining outstanding employees is critical to corporate success. U.S. employment, as reported by the U.S. Department of Labor, has reached historically high levels. In general, there is an unprecedented shortage of candidates available to fill an increasing number of jobs. In fact, today there is a "job gap"--according to some industry analysts there are over 2 million jobs that remain open because there are no qualified candidates in the labor market to fill them. This is not a temporary phenomenon. U.S. Census data indicate that the population of 30 - 45 year olds, the primary labor pool for middle managers across U.S. corporations, peaked in 1997 and is actually declining in real terms. Today's candidate shortage represents the norm for the future labor market.

    Traditional recruiting methods, such as print advertisements and professional recruiters (or "headhunters"), lose their effectiveness in a market where there is a shortage of candidates. During the past three years, the Internet has evolved into a sophisticated and ubiquitous communications infrastructure. The Internet has emerged as the critical medium for recruiting because it brings candidates and employers together in a directly connected marketplace. On the Internet, an employer has access to literally millions of resumes, can post job openings on thousands of online job boards, and can communicate with candidates in seconds.

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

    DIRECT INTERNET SOURCING. The Company provides several services that enable corporate recruiters to directly source candidates from the Internet. The Company, as a result of its business ventures with Yahoo!, Inc. and other partners, manages and maintains large pools of candidate resumes on the Internet. As of December 2000, there are approximately 600,000 resumes accessible for targeted searching through the Company's proprietary recruiting solutions. The Company, as a result of its acquisition of HireWorks, Inc., also offers an automated intelligent search agent that conducts resume searching and ranking across the entire Internet. It is estimated that approximately 6 million resumes are accessible through the Company's agent technology.

    INTEGRATED INTERNET JOB POSTING. There are now hundreds of career sites and thousands of use.net discussion groups on the web, each with its own specific job posting format and protocol. A successful corporate recruiting strategy includes job posting to use multiple destinations that reach national, regional and special interest audiences. The Company provides integrated job posting solutions that enable jobs to be posted to multiple job boards in one simple operation. Currently there are over 2000 job boards available for customers to utilize.

    RESUME PROCESSING. The creation of a private online electronic database of resumes is central to the Company's candidate management solutions. The Company processes paper resumes and faxed resumes using the latest optical character recognition technologies and processes resumes sent via email or directly over the web with its own proprietary resume processing software. The Company processed approximately 2.5 million resumes during 2000. The processed resumes are stored online in secure databases that are accessible only to customers. The resulting electronic resume pool is a knowledge asset that can be shared throughout an organization. Manual input is virtually eliminated, allowing organizations to collect and store skills and experience data on hundreds of thousands of candidates. The Company's services provide a shared, re-useable pool of candidates, limiting the need for organizations to use employment agencies and advertising to source candidates.

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

STRATEGY

    The Company believes that it is currently the market leader in the Internet recruiting marketplace and the Company's objective is to extend this market leader position to become the standard solution for corporate Internet recruiting. The Company has developed a pyramid of subscription-based Internet recruiting services that offer many different entry points into the Company's solution set. As customers' Internet recruiting needs mature and grow, the Company provides additional service offerings that extend the features and capabilities of its solutions. Taken individually, the Company's services meet the needs of virtually the entire corporate recruiting marketplace. Today, the Company's solutions are used by companies with less than 100 employees, are being adopted regularly by companies in the broad middle market, and continue to be the recruiting standard at hundreds of Fortune 1000 companies. The Company estimates that there are approximately 250,000 corporations in its target audience.

    The Company's solutions range in price from less than one thousand dollars per month for entry-level Internet sourcing tools, to tens of thousands of dollars a month for complete enterprise recruiting solutions. At the top of the Company's solution pyramid, a customer has an option to purchase and install the Company's solution as a traditionally licensed software application. The Company believes that the solution pyramid approach will yield larger subscription contracts through the placements of additional services at existing accounts.

PRODUCTS

    The Company has developed a wide-ranging suite of service offerings that span many aspects of Internet recruiting. The offerings that are sold primarily to small and mid-sized corporations include WEBHIRE RECRUITER (introduced in November 1997, upgraded in 1998, 1999 and in December 2000), YAHOO! RESUMES (introduced in December 1999), WEBHIRE AGENT (introduced in November 1999), WEBHIRE JOB POST (introduced in November 1998) and WEBHIRE JOB SITE HOSTING (introduced in April 2000). The Company also delivers WEBHIRE ENTERPRISE, released in June 1998 as a comprehensive recruiting automation suite designed specifically to meet the needs of large organizations.

    WEBHIRE RECRUITER, is a complete, end-to-end solution for Internet recruiting automation. Corporate recruiters use Webhire Recruiter to manage requisitions online, post jobs, search for candidates at Yahoo! Careers and within other Webhire-managed online candidate pools, track hiring status and report on staffing activities. The service offering includes complete resume processing and management, enabling corporations to save money and resources by moving their entire recruiting process online. Webhire Recruiter is available in Canada with access to the Workopolis resume database.

    YAHOO! RESUMES, powered by Webhire, provides customers with direct access to the candidate resumes at Yahoo! Careers. Using the service's sophisticated searching screens; customers can create skills based searches that are targeted geographically, by job function or by industry. The resulting ranked list of the best fitting resumes for a job puts talent in front of a recruiter or hiring manager in seconds, without the need for advertising campaigns and external recruiters.

    WEBHIRE AGENT is an intelligent search agent that mines the entire Internet for resumes, evaluating and scoring found resumes against customer-defined skills requirements for a job opening. Webhire Agent returns a relevance ranked list of the best qualified resumes it discovered on the Internet. Optionally, Webhire Agent can initiate an e-mail correspondence with candidates who meet or exceed a user-specific scoring threshold.

    WEBHIRE JOB POST is an automated job publishing service that customers use to publish open jobs to career sites across the Internet. A customer subscribing to Webhire Job Post can publish each of their open jobs to one or more destinations by selecting from more than 2000 job boards.

    WEBHIRE JOB SITE HOSTING is a hosting service designed so customers can post jobs and administer the careers section of their corporate web site. Candidates coming to the career section of a corporate web site can search open jobs by keyword, location, department/division and/or job title or browse the lists of open jobs by location, department or other categories. Customers create, edit, update and remove jobs from their careers section from within Webhire Recruiter. Webhire Job Site Hosting also features an online Employee Referral Program as well as options to list internal-only job listings on a corporate intranet.

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

CUSTOMER SERVICES

    The Company believes that superior customer service and support are critical to customer satisfaction. As of September 30, 2000, the Company's customer service organization included 69 employees, providing Professional Services, Technical Support and Outsourced Services.

    PROFESSIONAL SERVICES. The Professional Services Group manages system implementation, provides additional services such as process design and system tailoring and provides basic and advanced training both on-line, on-site during system implementation and at the Company's Corporate Training Centers throughout the year.

    TECHNICAL SUPPORT. The Technical Support Group provides daily assistance to customers with maintenance agreements through the Company's support help line. The Company provides support Monday through Friday from 8:30 a.m.-8:00 p.m. Eastern Time.

    OUTSOURCED SERVICES. Outsourced Services were introduced by the Company in July 1996 and consist of scanning services, provided principally through third-party arrangements, and correspondence generation.

TECHNOLOGY

WEBHIRE RECRUITER

    Webhire Recruiter, the Company's Internet-based service offering, is based on open, extensible Internet development tools. It makes wide use of standard technologies. This adherence to standard technologies ensures that Webhire Recruiter can be scaled as demand for the service increases. Client access to the Webhire system is provided through either Microsoft or Netscape web browsers.

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

PRODUCT DEVELOPMENT

    The Company believes that its future success will depend upon its ability to enhance its existing software and develop and introduce new products and functions that keep pace with rapid changes in the marketplace. The Company has increased its investments in its engineering and quality groups to broaden its product and service offerings, enhance product functionality, improve performance and expand the ability of its software to interoperate with third-party software. Research and development expenses totaled (in thousands) $12,191, $7,798 and $5,588 for fiscal years 2000, 1999, and 1998, respectively.
While the Company expects that certain of its new products and functions will be developed internally, the Company may, based on timing and cost considerations, expand its product offerings through acquisitions or strategic relationships. Software products as complex as those currently under development by the Company are subject to frequent delays and there can be no assurance that the Company will not encounter difficulties that could delay or prevent the successful and timely development, introduction and marketing of these potential new products.

SALES AND MARKETING

    The Company markets its Internet-based services through telesales representatives and sales personnel located in Lexington, Massachusetts, Foster City, California, Chicago, Illinois, Dallas, Texas and Los Angeles, California. The average sales cycle for this service, typically 3 months, is substantially shorter than that experienced for the Company's enterprise products.

    The Company markets its enterprise products and services through a direct sales force in North America. The Company supports its sales force through comprehensive marketing programs which include public relations, direct mail, advertising, seminars, trade shows, ongoing customer communication programs and strategic relationships. While the sales cycle varies from customer to customer, it typically spans from four to nine months from generation of a lead from one of these sources to execution of a license agreement. The Company's direct sales force is structured regionally and is managed through sales and service offices in Lexington, Massachusetts, and Foster City, California, and through sales personnel located in Baltimore, Maryland, Chicago, Illinois, Dallas, Texas and Pleasant Prairie, Wisconsin.

CUSTOMERS

    The following is a partial listing of the Company's customers as of September 30, 2000:

BANKING/FINANCIAL SERVICES        HEALTHCARE/PHARMACEUTICALS                  CONSUMER
American Express                  Abbott Laboratories                         Levi Strauss
Bank of America                   Bio-Rad Laboratories                        Liz Claiborne, Inc.
Hibernia National Bank            Boston Scientific                           Nabisco
M&T Bank                          Johnson & Johnson                           Starbucks
National City Corporation         Memorial Sloan Kettering
Wachovia Corporation              Pfizer Pharmaceuticals

PUBLISHING/ENTERTAINMENT          INSURANCE                                   E-COMMERCE
Blockbuster Entertainment         John Hancock                                Akamai Technologies
Gannett                           New York Life Benefit Services, Inc         CMGI
                                                                              iCopyright.com
ENGINEERING/CONSULTING            TECHNOLOGY/COMMUNICATIONS                   Morningstar, Inc.
CH2M Hill                         The Boeing Company                          Oasis Technology
                                  EMC                                         One to One Interactive
                                  Genetech                                    Open Market, Inc.
                                  Lockheed                                    Open Text Corporation
                                  Microsoft                                   PC Connection

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

YAHOO!, INC.

    In July 2000, the Company extended its alliance with Yahoo!, Inc. Through this alliance, the Company develops, markets, and supports the Yahoo! Careers Resume Database a subscription-based online service that corporate recruiters and hiring managers use to search the resumes contained in the Yahoo! Careers Resume Database. The Company's solutions are the exclusive means for corporations to gain access to the online candidates within the Yahoo! Careers Resume Database. The Company shares revenues from this service with Yahoo!.

VERITY, INC.

    The Company's software incorporates the text search software tools developed by Verity, Inc., a technology partner, which allow Webhire clients to search through vast amounts of candidate and job data, delivering only the most relevant information directly to the desktop.

SAZTEC INTERNATIONAL.

    SAZTEC International, a leading provider of information management services, is a certified Webhire scanning partner. SAZTEC provides the Company with a variety of resume processing services, including resume scanning, clean-up and verification, contact information extraction, and acknowledgement card shipping. SAZTEC processes hard copy, fax and e-mailed resumes.

INTERNET JOB POSTING PARTNERS

    The Company's Internet job posting services provide customers with access to over 2,000 online job posting destinations. These destinations include major national career sites, regional career sites, and special interest or affinity sites. The following is a representative list of the Company's job posting partners:


Yahoo! Careers                         BlackVoices.com
Monster.com                            workopolis.com
America's Job Bank                     Careermag.com
Excite@Home Careers Network            HeadHunter.net

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

    The Company's chief direct competitors in the Internet recruiting business services marketplace are BrassRing Systems and ISearch, both privately-held developers of online staffing automation solutions. The Company also competes against other recruiting automation services providers and job posting services.

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

EMPLOYEES

    As of September 30, 2000, the Company had 238 full time employees consisting of 72 in sales and marketing, 54 in product development, 69 in client services and 43 in corporate operations. The Company's employees are not represented by any collective bargaining organizations, and the Company has never experienced any work stoppages. The Company considers its relations with its employees to be good.

EXECUTIVE OFFICERS AND DIRECTORS

                   NAME                       AGE                       POSITION
                   ----                     --------                    --------
Lars D. Perkins...........................   41        Chairman of the Board
Martin J. Fahey...........................   46        President, Chief Executive Officer and
                                                       Director
Stephen D. Allison........................   55        Chief Financial Officer, Vice President of
                                                       Finance, and Treasurer
Timothy J. McManus........................   47        Chief Marketing Officer
Robert J. Lederman, Jr....................   43        Vice President, Sales
Thomas F. Brady...........................   48        Vice President of Services and Operations
Edward F. Murray..........................   45        Chief Technology Officer
Elise J. Sargent..........................   47        Vice President, Engineering
Ronald M. Visocchi........................   51        Vice President, General Manager of
                                                       Enterprise Division
Robert J. Perry...........................   43        Vice President of Marketing
Russell J. Campanello.....................   44        Director
J. Paul Costello..........................   61        Director
Charles R. Lax............................   41        Director
Peter L. Dunn.............................   55        Director

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

    STEPHEN D. ALLISON joined the Company as Chief Financial Officer, Vice President of Finance and Treasurer in February 2000. From May 1997 to
January 2000, Mr. Allison was Chief Financial Officer for PRI Automation, the leading global supplier of advanced factory automation systems and software for semiconductor and OEM process tool manufacturers. Prior to joining PRI Automation, Mr. Allison was employed at Helix Technology Corporation, the leading manufacturer of cryogenic vacuum systems serving the global electronics marketplace, as Vice President and Chief Financial Officer from April 1995 to April 1997.

    TIMOTHY J. MCMANUS was named Chief Marketing Officer in July 2000. From November 1998 to June 2000 Mr. McManus served as Vice President of Strategic Alliances. Mr. McManus joined the Company as Vice President of Internet Products in November 1997. From January 1997 to October 1997, Mr. McManus was the founder of Calendarcast, Inc., a development stage company evaluating applications of Internet-based push technologies. From March 1996 to January 1997, Mr. McManus was Vice President of Product Management and Development at Corechange LLC, a spin-off of Cambridge Technology Partners, Inc. From October 1987 to
March 1996, Mr. McManus was employed at Lotus Development Corporation where he managed a number of key product and business development functions within both the Communications Products Division and the Desktop Products Organization.

    ROBERT J. LEDERMAN, JR. was named Vice President of Sales in July 2000. From June 1999 to June 2000, Mr. Lederman served as Vice President of Internet Sales. Mr. Lederman joined the

Company as Vice President of Human Resources in January 1997. From June 1994 to January 1997, Mr. Lederman was employed by Fidelity Investments as the Director of Human Resources. From June 1992 to June 1994, Mr. Lederman was Director of Employment and Employee Relations for Clean Harbors Environmental Services Company.

    THOMAS F. BRADY was named Vice President of Services and Operations in November 1998. Mr. Brady joined the Company as Vice President of Client Services in October 1997. From May 1995 to October 1997, he served as Vice President of Services of Kronos, Inc., a leading provider of labor management software. Prior to joining Kronos, Inc., Mr. Brady was employed at Digital Corporation from 1977 to 1995 in various operations and business development management positions.

    EDWARD F. MURRAY was named Chief Technology Officer in May 2000. Mr. Murray joined the Company as Vice President of Development for Electronic Commerce in November 1998. From September 1996 to November 1998, Mr. Murray was Vice President and Chief Technologist of the Product Development division of The Instream Corporation. From October 1989 to October 1995, Mr. Murray was employed by Lotus Development Corporation where he was responsible for the development of several product lines including Lotus Works and Lotus Forms.

    ELISE J. SARGENT joined the Company as Vice President, Engineering in January 2000. From February 1997 to December 1999, Ms. Sargent was employed by Infinium Software, most recently as Vice President of NT Development for the Infinium suite of business applications. Ms. Sargent had previously served as Infinium's Director of Development for HR applications. From December 1995 to January 1997, Ms. Sargent was employed by Intersolv, Inc. as Director, Analysis and Design Development.

    RONALD M. VISOCCHI was elected Vice President, General Manager of the Enterprise Division in April 1999. Mr. Visocchi joined the Company in
February 1998 as Director of Sales. From March 1995 to January 1998,
Mr. Visocchi was President of the Holos Corporation, a start-up company. From June 1985 to March 1992, Mr. Visocchi was Vice President, General Manager of an Atex Publishing Systems Business Unit of Eastman Kodak. Mr. Visocchi began his career with 13 years in marketing and sales management at Xerox Corporation. Mr. Visocchi resigned from his position effective September 30, 2000.

    ROBERT J. PERRY assumed operational responsibility for the marketing organization in November 1996 and was elected to the office of Vice President, Marketing effective as of January 1, 1997. Mr. Perry joined the Company in
May 1996 as Director of Product Management. From November 1995 through
May 1996, Mr. Perry was an independent marketing and product management consultant. From October 1983 to November 1995, Mr. Perry was employed by Lotus Development Corporation and served most recently as Director of Advanced Corporate Technology Liaisons. He had previously served as Director of Product Management for Notes, Director of Product Management for Graphical Spreadsheets and Group Product Manager for Spreadsheets. Mr. Perry resigned from his position effective September 30, 2000.

    RUSSELL J. CAMPANELLO was elected as a director of the Company in October 1994. Since July 2000, Mr. Campanello has served as Chief People Officer at NerveWire, a business-to-business Internet professional services firm. From February 1998 to June 2000, Mr. Campanello served as Senior Vice President, Human Resources at Genzyme Corporation. From March 1996 to February 1998,
Mr. Campanello was Vice President of Nets Incorporated, an Internet-based marketing company. From June 1987 to February 1996, Mr. Campanello served as Vice President of Human Resources of Lotus Development Corporation.

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

    CHARLES R. LAX was elected as a director of the Company in September 1999. Mr. Lax is a general partner of SOFTBANK Capital Partners, a firm he co-founded in July 1999. Mr. Lax is also managing director of SOFTBANK Venture Capital, which he co-founded in November 1997. Since 1996, Mr. Lax has been a Vice President of SOFTBANK Holdings Inc. Mr. Lax is also a Director of SOFTBANK Investment America Corporation. Mr. Lax co-founded GrandBanks Capital, a venture capital partnership, sponsored by SOFTBANK Venture Capital in November 2000. He is its Managing General Partner and its Chief Investment Officer. Prior to joining SOFTBANK, Mr. Lax was previously a venture partner at VIMAC Partners LLC, a venture capital firm specializing in investments in the information technology and Internet-related industries from June 1993 to July 1996. Mr. Lax also serves on the public boards of 1-800-Flowers.com, Inc. (FLWS), Art Technology Group (ARTG), an infrastructure software company; Global Sports Interactive (GSPT), a sports equipment company and Interliant, Inc. (INIT), an Internet hosting service company. Mr. Lax also serves on the board of a number of private companies, including Clearcross, Inc., Third Age Media, Inc., LIMITrader Securities, Inc. and Reciprocal, Inc. Mr. Lax is a MAGNA CUM LAUDE GRADUATE of Boston University where he earned a Bachelor of Science.

    PETER L. DUNN was elected as a director of the Company in August 2000.
Mr. Dunn is Vice Chair and a member of the Office of the Chief Executive of Korn/Ferry International. Mr. Dunn is also Chairman of Futurestep, a subsidiary of Korn/Ferry International. Mr. Dunn has been a Director of Korn/Ferry International since 1992 and serves as its General Counsel and Corporate Secretary.

ITEM 2.  PROPERTIES

    The Company's corporate headquarters are located in Lexington, Massachusetts, where it occupies approximately 43,000 square feet of office space under a lease expiring in December 2003. In addition, the Company has a regional sales and service office in Foster City, California under a lease expiring in January 2002. The Company also leases office space in Chicago, Illinois.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is not involved in any pending legal proceedings other than those arising in the ordinary course of the Company's business. Management believes that the resolution of these matters will not materially affect the Company's business or the financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

    None

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

MARKET PRICE OF COMMON STOCK

    The Company's common stock (Nasdaq symbol: HIRE) began trading publicly in the over-the-counter market through the NASDAQ National Market System on July 23, 1996. The following table sets forth, for the period indicated, the high and low closing prices of the common stock as reported on The Nasdaq National Market. These prices do not include retail markups, markdowns, or commissions.

                               COMMON STOCK PRICE

PERIOD                                                          HIGH       LOW
------                                                        --------   --------
October 1, 1998--December 31, 1998..........................   $ 7.69     $2.25
January 1, 1999--March 31, 1999.............................   $ 6.00     $4.25
April 1, 1999--June 30, 1999................................   $ 5.63     $4.13
July 1, 1999--September 30, 1999............................   $14.13     $4.75
October 1, 1999--December 31, 1999..........................   $17.75     $8.00
January 1, 2000--March 31, 2000.............................   $16.88     $8.63
April 1, 2000--June 30, 2000................................   $15.50     $2.03
July 1, 2000--September 30, 2000............................   $ 5.38     $2.13

    The closing sale price of the Common Stock on September 30, 2000 was $3.50. On January 9, 2001 the closing price reported on the NASDAQ National Market System for the Common Stock was $1.00.

    The market price of the Company's Common Stock has fluctuated significantly and is subject to significant fluctuations in the future.

HOLDERS OF COMMON STOCK

    As of January 9, 2001, there were approximately 67 shareholders of record of the Company's Common Stock and 22,527,034 shares of common stock outstanding.

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

RECENT SALES OF UNREGISTERED SECURITIES

    On August 10, 2000, the Company completed the sale of an aggregate of 6,808,512 shares of common stock, at a price per share of $2.35, to Korn/Ferry International, SOFTBANK Capital Partners LP, GMN Investors II, L.P., Aventine International Fund and Bricoleur Partners II, L.P., for an aggregate purchase price of approximately $16 million. The Company sold the shares of common stock to these five accredited investors under the exemption from registration provided by Rule 506 promulgated under the Securities Act of 1933. The proceeds from the sale of these shares of common stock are being used for general working capital purposes.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

    The selected financial data set forth below with respect to the Company's statements of operations for the three fiscal years ended September 30, 2000, 1999, and 1998 and the balance sheets at September 30, 2000 and 1999 are derived from the consolidated financial statements of the Company included elsewhere in this Form 10-K. The selected financial data set forth below with respect to the years ended September 30, 1997 and 1996 are derived from the consolidated financial statements of the Company previously released on December 22, 1997. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

                                                  FISCAL YEAR ENDED SEPTEMBER 30,
                                        ----------------------------------------------------
                                          2000       1999       1998       1997       1996
                                        --------   --------   --------   --------   --------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
  Product revenue.....................  $  4,110   $  7,755   $16,826    $10,783    $13,265
  Services revenue--Enterprise........    10,764     12,484    11,912     10,454      8,327
  Services revenue--Internet..........     9,930      5,056     2,117        811         --
  Cost of revenue--Enterprise.........     5,552      6,286     6,978      6,543      6,312
  Cost of revenue--Internet...........    19,570     10,710     2,023        518         --
  Research and development............    12,191      7,798     5,588      5,446      2,341
  Sales and marketing.................    13,066     11,446    10,613      8,703      8,004
  General and administrative..........     8,256      6,297     4,322      3,541      2,610
  Non-cash write-off of other
    assets............................     1,000         --        --         --         --
  Amortization of intangible assets...     1,748         --        --         --         --
                                        --------   --------   -------    -------    -------
  (Loss) income from operations.......   (36,579)   (17,242)    1,331     (2,703)     2,325
  Other income, net...................       545        455       593        671        326
                                        --------   --------   -------    -------    -------
  (Loss) income before provision
    (benefit) for income taxes........   (36,034)   (16,787)    1,924     (2,032)     2,651
  Provision (benefit) for income
    taxes.............................     1,165       (568)      577       (752)     1,167
                                        --------   --------   -------    -------    -------
  Net (loss) income...................  $(37,199)  $(16,219)  $ 1,347    $(1,280)   $ 1,484
  Diluted net (loss) income per common
    share.............................  $  (2.39)  $  (1.62)  $   .16    $  (.16)   $   .21
  Diluted weighted average number of
    common shares outstanding.........    15,541     10,005     8,518      8,056      7,222

                                                           SEPTEMBER 30,
                                        ----------------------------------------------------
                                          2000       1999       1998       1997       1996
                                        --------   --------   --------   --------   --------
                                                           (IN THOUSANDS)
Balance Sheet Data:
  Cash, cash equivalents and short
    term investments..................  $ 14,545   $ 20,126   $16,436    $15,155    $20,368
  Working capital.....................  $  3,171   $ 16,848   $15,304    $14,684    $17,418
  Total assets........................  $ 34,303   $ 45,358   $31,431    $27,053    $26,310
  Total liabilities...................  $ 18,006   $ 11,342   $11,108    $ 8,513    $ 7,337
  Stockholders' equity................  $ 16,297   $ 34,016   $20,323    $18,540    $18,973

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES AND EXCHANGE ACT OF 1934, AS AMENDED. FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS "ANTICIPATES", "BELIEVES", "EXPECTS", "INTENDS", "FUTURE", AND WORDS OF SIMILAR IMPORT WHICH EXPRESS MANAGEMENT'S BELIEF, EXPECTATIONS OR INTENTIONS REGARDING THE COMPANY'S FUTURE PERFORMANCE. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY HAS NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM ITS HISTORICAL OPERATING RESULTS AND FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING, WITHOUT LIMITATION, THOSE SET FORTH BELOW UNDER "FACTORS AFFECTING FUTURE OPERATING RESULTS" AND ELSEWHERE IN THIS REPORT.

OVERVIEW

    The Company's products and services and the markets it serves have evolved and expanded in concert with the rapid advancements in technology and the elevated focus on human resource management. From its inception in 1982 through the first half of fiscal year 1993, the Company's product revenue consisted primarily of DOS-based applicant tracking and succession planning systems. In June 1993, the Company introduced a Windows-based, client/server staffing solution, which incorporated high-volume resume-scanning, skills management and search capabilities. In November 1997, the Company broadened its offerings with the introduction of WEBHIRE RECRUITER, a service that provides candidate management functions via the Internet and the World Wide Web. In June 1998, the Company released WEBHIRE ENTERPRISE, the next-generation enterprise-level automated recruitment solution designed specifically for corporate intranets. The new product and service releases in fiscal year 1998 enhanced the Company's enterprise software operating segment and solidified its emerging Internet and transaction-based solutions segment. WEBHIRE JOBPOST was added to the Internet service offerings with the completion of the Junglee transaction in November 1998. During fiscal 2000, several new Internet service offerings were added including WEBHIRE AGENT, YAHOO! RESUMES, OUTSOURCED WEBHIRE ENTERPRISE and WEBHIRE JOB SITE HOSTING.

    Total revenue consists of product revenue and services revenue. Product revenue is generated in the enterprise software operating segment and is derived from perpetual end-user licenses to use the Company's products. Product revenue is recognized upon delivery, provided there are no significant Company obligations remaining and collectibility of the revenue is probable. Services revenue from customer maintenance fees for postcontract support is recognized ratably over the maintenance term, which is typically 12 months. Other services revenue from training, installation, consulting, outsourced services (e.g., scanning, acknowledgement mailings) and WEBHIRE JUMPSTART is recognized as the related services are performed. Services revenue from WEBHIRE RECRUITER, WEBHIRE JOBPOST, WEBHIRE JOB CANOPY, WEBHIRE AGENT, YAHOO! RESUMES, OUTSOURCED WEBHIRE ENTERPRISE and WEBHIRE JOB SITE HOSTING is recognized ratably over the service term. All customer maintenance fees for postcontract support and other services revenue for training, installation and consulting related to enterprise software licensed is attributed to the enterprise software operating segment. Services revenue for WEBHIRE RECRUITER, WEBHIRE JOBPOST, WEBHIRE JOB CANOPY, WEBHIRE AGENT, YAHOO! RESUMES, OUTSOURCED WEBHIRE ENTERPRISE, WEBHIRE JOB SITE HOSTING and outsourced services is attributed to the Internet and transaction-based solutions segment.

RESULTS OF OPERATIONS

($ EXPRESSED IN THOUSANDS)

    The following table sets forth, for the periods indicated, the percentage of total revenue represented by each item reflected in the Company's Consolidated Statements of Operations.

                                                                     FISCAL YEAR ENDED
                                                            ------------------------------------
                                                                       SEPTEMBER 30,
                                                            ------------------------------------
AS A PERCENTAGE OF TOTAL REVENUE:                             2000          1999          1998
---------------------------------                           --------      --------      --------
Revenue:
  Product revenue.....................................          17%           31%           55%
  Services revenue--Enterprise........................          43            49            38
  Services revenue--Internet..........................          40            20             7
                                                              ----          ----          ----
      Total revenue...................................         100           100           100
                                                              ----          ----          ----
Cost of revenue:
  Product revenue.....................................           4             3             2
  Services revenue--Enterprise........................          17            22            21
  Services revenue--Internet..........................          42            16             6
  Non-cash write-off of other assets..................           1            --            --
  Amortization of acquired technologies...............          37            26            --
                                                              ----          ----          ----
      Total cost of revenue...........................         101            67            29
                                                              ----          ----          ----
Gross profit..........................................          (1)           33            71
                                                              ----          ----          ----
Operating expenses:
  Research and development............................          49            31            18
  Sales and marketing.................................          53            45            35
  General and administrative..........................          33            25            14
  Non-cash write-off of other assets..................           4            --            --
  Amortization of intangible assets...................           7            --            --
                                                              ----          ----          ----
      Total operating expenses........................         146           101            67
                                                              ----          ----          ----
(Loss) income from operations.........................        (147)          (68)            4
Other income, net.....................................           2             2             2
                                                              ----          ----          ----
(Loss) income before provision (benefit) for income
  taxes...............................................        (145)          (66)            6
Provision (benefit) for income taxes..................           5            (2)            2
                                                              ----          ----          ----
Net (loss) income.....................................        (150)%         (64)%           4%
                                                              ====          ====          ====

    REVENUE

    PRODUCT REVENUE. Product revenue was $4,110, $7,755 and $16,826 in fiscal 2000, 1999 and 1998, respectively, representing a decrease of 47% from fiscal 1999 to fiscal 2000 and a decrease of 54% from fiscal 1998 to fiscal 1999, respectively. Protracted sales cycles resulting from the transition to an Internet/intranet product line, the introduction in the market of competitive Internet-based and outsourced solutions, a general stagnation in sales of client-server software solutions, as well as Year 2000 and other information technology constraints were the primary contributors to these decreases.

    SERVICES REVENUE. Services revenue--Enterprise was $10,764, $12,484 and $11,912 in fiscal 2000, 1999 and 1998, respectively, representing a decrease of 14% from fiscal 1999 to fiscal 2000 and an increase of 5% from fiscal 1998 to fiscal 1999. Services revenue--Internet increased 96% to $9,930 for fiscal 2000 from $5,056 for fiscal 1999, and increased 139% to $5,056 for fiscal 1999 from $2,117 for fiscal 1998. Continued growth of the WEBHIRE RECRUITER customer base in the Internet segment and the additional revenue stream introduced with WEBHIRE AGENT, YAHOO! RESUMES, OUTSOURCED WEBHIRE ENTERPRISE and WEBHIRE JOB SITE HOSTING account for the increases realized. There were 522 WEBHIRE RECRUITER customers as of September 30, 2000 compared to 251 and 47 at September 30, 1999 and 1998, respectively. At September 30, 2000 there were a combined 724 active Internet customers: 522 WEBHIRE RECRUITER customers, 187 sourcing customers and 15 OUTSOURCED ENTERPRISE customers.

    COST OF REVENUE

    COST OF PRODUCT REVENUE. Cost of product revenue includes royalty payments for third-party software embedded in the Company's products and costs of documentation and shipping. Cost of product revenue was 25%, 9%, and 4% of product revenue in fiscal 2000, 1999 and 1998, respectively. The percentage increase for both periods is attributed primarily to increased royalties due under third-party licensing arrangements for the WEBHIRE ENTERPRISE product and, for the fiscal 2000 period, increased royalties due under a third-party licensing arrangement which expired in the fourth fiscal quarter.

    COST OF SERVICES REVENUE. Cost of services revenue includes all costs of maintaining the client services organization and the Internet and transaction-based solutions segment operations, including salaries and personnel-related expenses, travel, outside consulting services, facilities cost and, to a lesser extent, third-party scanning services and royalty payments for software maintenance.

    Cost of services revenue--Enterprise decreased 24% to $4,235 for fiscal 2000 from $5,580 for fiscal 1999. Cost of services revenue--Enterprise decreased 12% to $5,580 for fiscal 1999 from $6,347 for fiscal 1998. The reduction for both fiscal periods is due to management's cost containment measures which has also improved gross margins from 47% in fiscal 1998 to 55% in fiscal 1999 and 61% in fiscal 2000.

    Cost of services revenue--Internet increased 153% to $10,303 for fiscal 2000 from $4,068 for fiscal 1999. Cost of services revenue--Internet increased 101% to $4,068 for fiscal 1999 from $2,023 for fiscal 1998. The increase in absolute dollars for both periods are principally attributable to costs associated with supporting the expanding WEBHIRE RECRUITER customer base and, for the fiscal 2000 period, the introduction of WEBHIRE AGENT, YAHOO! RESUMES, OUTSOURCED WEBHIRE ENTERPRISE and WEBHIRE JOB SITE HOSTING.

    NON-CASH WRITE-OFF OF OTHER ASSETS. The Company recorded a non-cash write-off of other assets during fiscal 2000 of $284 relating to the impairment of prepaid software licenses from a company that had suspended operations during the third fiscal quarter for which there is no alternative use.

    AMORTIZATION OF ACQUIRED TECHNOLOGIES. Amortization of acquired technologies was $9,267, $6,642 and $0 in fiscal year 2000, 1999 and 1998, respectively. In connection with the acquisition of HR Sites during fiscal 2000 the Company recorded acquired technology which is being amortized over a three-year estimated life. In connection with an asset purchase from Amazon.com and the acquisition of HireWorks, Inc., during fiscal 1999 the Company recorded acquired technologies which are being amortized over a two-year estimated life from the respective transaction dates.

    OPERATING EXPENSES

    RESEARCH AND DEVELOPMENT. Research and development expenses include all costs associated with the product engineering and quality functions, including salaries and personnel-related expenses, travel, outside consulting services and facilities costs. Research and development expenses were $12,191 or 49% of total revenue for fiscal 2000 as compared to $7,798 or 31% of total revenue for fiscal 1999 and $5,588 or 18% of total revenue for fiscal 1998. The increases in absolute dollars and as percentage of revenues for the years presented are primarily due to increases in both personnel and consulting expenses in support of the Company's new and existing product development initiatives and its quality assurance programs. The Internet and transaction-based solutions segment accounted for 80%, 51% and 29% of total research and development expenses in fiscal 2000, 1999 and 1998, respectively. Research and development expenses will vary from period to period as a percentage of total revenue dependent upon the stage in product development and the requisite investment funding of ongoing projects. The Company considers continued investment in research and development to be integral to its future success. All of the Company's research and development costs have been expensed as incurred.

    SALES AND MARKETING. Sales and marketing expenses include promotional costs and trade shows and costs associated with personnel involved in sales and marketing functions, including salaries, commissions and other personnel-related expenses, travel, outside consulting services and facilities costs. Sales and marketing expenses were $13,066 or 53% of total revenue for fiscal 2000 as compared to $11,446 or 45% of total revenue for fiscal 1999 and $10,613 or 35% of total revenue for fiscal 1998. The Internet and transaction-based solutions segment accounted for 72%, 41% and 11% of total sales and marketing expenses in fiscal 2000, 1999 and 1998, respectively. The increases in absolute dollars and as a percentage of revenues for the years presented are primarily due to the increase in sales costs associated with the ramping up of the Internet sales organization. There were 43 employees in the Internet sales organization as of September 30, 2000 as compared to 26 and 5 at September 30, 1999 and 1998, respectively. The Company expects that sales and marketing expenses may vary from year to year as a percentage of total revenue.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of costs for corporate operations personnel (executive, finance and accounting, human resources, legal and administrative), professional fees and other general corporate expenses. General and administrative expenses were $8,256 or 33% of total revenue for fiscal 2000 as compared to $6,297 or 25% of total revenue for fiscal 1999 and $4,322 or 14% of total revenue for fiscal 1998. The increase in absolute dollars and as a percentage of revenue for the fiscal 2000 period is primarily the result of increased accounts receivable reserves due to the impending discontinuation of support of one of the Company's existing products, increased professional fees due to increased activity in potential domestic and international investment opportunities and increased audit fees due to a change in external independent accountants. The absolute dollar increase for the fiscal 1999 period is primarily the result of personnel increases and investments in systems in support of the Internet operations.

    NON-CASH WRITE-OFF OF OTHER ASSETS. The Company recorded a non-cash write-off of other assets of $1,000 during fiscal 2000, relating to the impairment of prepaid royalties for software not currently sold, from a company that has suspended operations during the third fiscal quarter.

    AMORTIZATION OF INTANGIBLE ASSETS. In connection with the acquisition of HR Sites during fiscal 2000 the Company recorded intangible assets totaling $6,551 including non-compete agreements, a customer base and excess purchase price over identifiable assets which are being amortized over estimated lives of between three to five years.

    OTHER INCOME, NET

    Other income consists primarily of interest earned on investments, and for fiscal 2000, the offset of accrued interest on Convertible Notes Payable. Other income was $545, $455 and $593 in fiscal 2000, 1999 and 1998, respectively. The variances from period to period are primarily due to fluctuations in the average combined cash and cash equivalents and short- and long-term investment balances. The Company expects to continue to yield investment income on its average balance of combined cash and cash equivalents and short- and long-term investments at an average rate comparable to that experienced for fiscal 2000.

    PROVISION FOR INCOME TAXES

    For the fiscal year 2000 the Company recorded an additional $1.2 million valuation allowance to reserve for the full amount of its net deferred tax assets since, based on the weight of available evidence, management has concluded that it is more likely than not that these future benefits will not be realized.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement establishes accounting and reporting standards for derivative instruments, including some derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Company will adopt SFAS 133 in Fiscal 2001, in accordance with SFAS 137, which deferred the effective date of SFAS 133. The adoption of this standard in Fiscal 2001 is not expected to have a material impact on the Company's consolidated financial statements.

    In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 ("SAB 101"), REVENUE RECOGNITION IN FINANCIAL STATEMENTS. This bulletin summarizes some of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Staff is providing this guidance due, in part, to the large number of revenue recognition issues that registrants encounter. SAB 101 was delayed by the issuance of SAB 101A on March 27, 2000 and SAB 101B on June 26, 2000; it must be adopted by the fourth quarter of the fiscal year beginning after December 15, 1999. The Company will adopt SAB 101 in Fiscal 2001 and does not expect its adoption to have a material impact on the Company's consolidated financial statements.

    In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN 44"), ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION--AN INTERPRETATION OF APB OPINION NO. 25. FIN 44 clarifies the application of APB No. 25 to certain issues including: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequences of various modifications to the terms of previously fixed stock options or awards; and the accounting for the exchange of stock compensation awards in a business combination. FIN 44 became effective on July 1, 2000, but certain conclusions in FIN 44 are applicable retroactively to specific events occurring after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 2000, the Company had cash and cash equivalents and short-term investments of $14,545, a decrease of $5,581 from $20,126 at September 30, 1999.

    Cash used in operating activities was $17,198 during the year ended September 30, 2000. Cash used in operating activities consisted mainly of the net loss for the 2000 fiscal year of $37,199 partially offset by the effects of depreciation and amortization of $13,687, a provision for doubtful accounts of $1,453, a non-cash write-off of other assets of $1,284, a full valuation allowance on deferred tax assets of $1,068 and fluctuations in certain assets and liabilities.

    Cash used in investing activities was $6,174 during the year ended September 30, 2000. Cash used in investing activities consisted primarily of purchases of short-term investments of $2,410, purchases of property and equipment of $2,328 (primarily computer equipment) and the acquisition of HR Sites of $1,570.

    Net cash provided by financing activities for the year ended September 30, 2000 was $15,381, consisting primarily of the net proceeds from the private placement of the Company's common stock of $14,879, which was consummated in September 2000.

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

    The Company believes that its current cash and cash equivalent balance will be sufficient to meet its working capital expenditure requirements through fiscal 2001.

    On December 14, 2000 the Company repaid $2,500 plus accrued interest of $143 on a promissory note to Human Resources Sites, International, Inc. (see Note 6 of Notes to Consolidated Financial Statements). The remaining note of $925 matures on March 14, 2001.

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

IF WE ARE UNABLE TO OBTAIN ADDITIONAL CAPITAL AS NEEDED IN THE FUTURE, OUR BUSINESS MAY BE ADVERSELY AFFECTED.

    We currently anticipate that our available cash will be sufficient to meet our anticipated working capital and capital expenditure requirements through fiscal 2001. However, we may need to raise additional capital to meet our needs in the longer term to fund more rapid expansion to develop new services and to enhance existing services in response to competitive pressures, and to acquire complementary services, businesses or technologies. In the event our operations are not profitable or do not generate sufficient cash to fund the business, or if we fail to receive money to meet our obligations, we may have to substantially cut back our level of operations. These reductions could, in turn, affect our relationships with our strategic partners and customers and threaten our ability to continue as an ongoing concern. If we raise additional funds through further issuance of equity or convertible debt securities, the percentage of ownership of our current stockholders will be reduced and such securities may have rights, preferences and privileges senior to those of our current stockholders. In addition, we may not be able to obtain such financing on terms favorable to us, if at all. If adequate funds are not available or are not available on terms favorable to us, our business, results of operations and financial condition could be materially and adversely affected.

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

ONE LARGE STOCKHOLDER BENEFICIALLY OWNS APPROXIMATELY 33% OF OUR OUTSTANDING STOCK, IS REPRESENTED ON OUR BOARD OF DIRECTORS AND HAS RIGHTS TO PARTICIPATE IN CERTAIN OF OUR TRANSACTIONS. SUCH STOCKHOLDER'S INTERESTS COULD CONFLICT WITH YOURS AND SIGNIFICANT SALES OF STOCK HELD BY IT COULD HAVE A NEGATIVE EFFECT ON OUR STOCK PRICE.

    As of September 30, 2000, SOFTBANK beneficially owned approximately 33% of our outstanding common stock. In addition, SOFTBANK's affiliate Yahoo! Inc., of which SOFTBANK owns approximately 22%, owned approximately 1% of our outstanding common stock. As a result of their stock ownership, SOFTBANK and its affiliate have significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and their interests could conflict with those of other stockholders. Such concentration of ownership may also have the effect of delaying or preventing a change in control of Webhire. In addition, sales of significant amounts of shares held by these entities, or the prospect of these sales, could adversely affect the market price of our common stock.

    SOFTBANK has the right to nominate two members of our Board of Directors, which currently consists of 6 members (one of whom is a SOFTBANK representative), and so long as it continues to hold at least 10% of our outstanding common stock, it is entitled to nominate one director each time a class of directors in which one of its representatives serves is subject to election. Furthermore, one of SOFTBANK's directors is entitled to serve as a member of the Board's audit and compensation committees. As a result of SOFTBANK's board representation, it has significant influence on all matters requiring Board approval.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company owns financial instruments that are sensitive to market risks as part of its investment portfolio. The investment portfolio is used to preserve the Company's capital until it is required to fund operations. All of these market-risk sensitive instruments are classified as available-for-sale. The Company does not own derivative financial instruments in its investment portfolio. The investment portfolio contains instruments that are subject to the risk of a decline in interest rates.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this item is incorporated by reference from the Consolidated Financial Statements and Supplementary Data of the Company set forth on pages F-1 through F-23 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Reference is made to the Company's report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2000, which is incorporated by reference into this Item 9.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item 10 is hereby incorporated by reference to the text appearing under Part I, Item 1--Business under the caption "Executive Officers and Directors" in this Form 10-K, and by reference to the information included under the headings "Information Regarding Directors", "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed by the Company within 120 days after the close of its fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this Item 11 is hereby incorporated by reference to the information under the heading "Executive Compensation" in the Company's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed by the Company within 120 days after the close of its fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item 12 is hereby incorporated by reference to the information under the heading "Principal And Management Stockholders" in the Company's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed by the Company within 120 days after the close of its fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item 13 is hereby incorporated by reference to the information under the heading "Certain Relationships and Related Transactions", if any, in the Company's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed by the Company within 120 days after the close of its fiscal year.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)(1)   FINANCIAL STATEMENTS

    1. Report of PricewaterhouseCoopers LLP dated October 30, 2000 (See Page F-2 hereof).

    2. Report of Arthur Andersen LLP dated October 21, 1999 (See Page F-3 hereof).

    3. Consolidated Balance Sheets as of September 30, 2000 and 1999. (See Page F-4 hereof).

    4. Consolidated Statements of Operations for the years ended September 30, 2000, 1999 and 1998 (See Page F-5 hereof).

    5. Consolidated Statements of Stockholders' Equity for the years ended September 30, 2000, 1999 and 1998. (See Page F-6 hereof).

    6. Consolidated Statements of Cash Flows for the years ended September 30, 2000, 1999 and 1998. (See Page F-7 hereof).

    7. Notes to Consolidated Financial Statements. (See pages F-8 through F-23 hereof).

(A)(2)   FINANCIAL STATEMENT SCHEDULES

    1.  Report of PricewaterhouseCoopers LLP dated October 30, 2000

    2.  Schedule II: Valuation and Qualifying Accounts

    Other schedules are not provided because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(A)(3)   EXHIBITS

    (a) Exhibits. The following is a complete list of Exhibits filed as part of this Form 10-K.

EXHIBIT NO.                                     DESCRIPTION
-----------             ------------------------------------------------------------
   2.1                  Agreement and Plan of Merger, dated as of July 9, 1999, by and among Webhire, Inc., HWK Acquisition Corp., Hireworks,
                        Inc. and the stockholders of Hireworks, Inc. (Incorporated by reference to the relevant exhibit to the Company's
                        Quarterly Report on Form 10-Q, filed with the Commission on
                        August 16, 1999)

   3.1                  Third Amended and Restated Certificate of Incorporation of
                        the Company (Incorporated by reference to the relevant
                        exhibit to the Company's (f/k/a Restrac, Inc.) registration statement on Form S-1, as amended (File No. 333-03521),
                        originally filed with the Commission on May 10, 1996)

   3.2                  Amended and Restated By-laws of the Company (Incorporated by reference to the relevant exhibit to the Company's (f/k/a
                        Restrac, Inc.) registration statement on Form S-1, as
                        amended (File No. 333-03521), originally filed with the
                        Commission on May 10, 1996)

   4.1                  Specimen certificate for shares of Common Stock, $.01 par
                        value, of the Company (Incorporated by reference to the
                        relevant exhibit to the Company's (f/k/a Restrac, Inc.)
                        registration statement on Form S-1, as amended (File No.
                        333-03521), originally filed with the Commission on May 10,
                        1996)

  10.1                  Stock Purchase Agreement dated January 5, 1994, as amended, by and between the Company and the Purchasers identified
                        therein (Incorporated by reference to the relevant exhibit to the Company's (f/k/a Restrac, Inc.) registration
                        statement on Form S-1, as amended (File No. 333-03521),
                        originally filed with the Commission on May 10, 1996)

EXHIBIT NO.                                     DESCRIPTION
-----------             ------------------------------------------------------------
  10.1                  Stock Purchase Agreement dated July 19, 1999, between
                        Webhire, Inc. and SOFTBANK Capital Partners, LP
                        (Incorporated by reference to the relevant exhibit to the
                        Company's Quarterly Report on Form 10-Q, filed with the
                        Commission on August 16, 1999)

  10.2                  Stock Redemption Agreement dated January 5, 1994 between the
                        Company and J. Paul Costello, Lars D. Perkins and John P.
                        Jopling (Incorporated by reference to the relevant exhibit to the Company's (f/k/a Restrac, Inc.) registration
                        statement on Form S-1, as amended (File No. 333-03521),
                        originally filed with the Commission on May 10, 1996)

 +10.2                  Yahoo! Inc. and Webhire, Inc. Services Agreement dated as of
                        June 3, 1999, by and between Yahoo! Inc. and Webhire, Inc.
                        (Incorporated by reference to the relevant exhibit to the
                        Company's Quarterly Report on Form 10-Q, filed with the
                        Commission on August 16, 1999)

  10.3                  Registration Rights Agreement dated January 5, 1994 between the Company and Lars D. Perkins, J. Paul Costello and
                        John P. Jopling (Incorporated by reference to the relevant exhibit to the Company's (f/k/a Restrac, Inc.) registration statement on Form S-1, as amended (File No. 333-03521),
                        originally filed with the Commission on May 10, 1996)

 +10.3                  Amendment No. 1 to Yahoo! Inc. and Webhire, Inc. Services
                        Agreement dated July 27, 1999, by and between Yahoo! Inc.
                        and Webhire, Inc. (Incorporated by reference to the relevant exhibit to the Company's Quarterly Report on Form 10-Q,
                        filed with the Commission on August 16, 1999)

  10.4 Restrac, Inc. 1994 Stock Option Plan (Incorporated by reference to the relevant exhibit to the Company's (f/k/a
                        Restrac, Inc.) registration statement on Form S-1, as amended (File No. 333-03521), originally filed with the Commission on May 10, 1996)

  10.5                  Restrac, Inc. 1996 Stock Option and Grant Plan (Incorporated
                        by reference to the relevant exhibit to the Company's (f/k/a
                        Restrac, Inc.) registration statement on Form S-1, as
                        amended (File No. 333-03521), originally filed with the
                        Commission on May 10, 1996)

  10.6                  Restrac, Inc. 1996 Employee Stock Purchase Plan
                        (Incorporated by reference to the relevant exhibit to the Company's (f/k/a Restrac, Inc.) Quarterly Report on
                        Form 10-K, filed with the Commission on December 27, 1997)

  10.7                  Paid-up Software License dated as of January 1, 1993 by and between the Company and Costello and Company, Inc.
                        (Incorporated by reference to the relevant exhibit to the
                        Company's (f/k/a Restrac, Inc.) registration statement on
                        Form S-1, as amended (File No. 333-03521), originally filed with the Commission on May 10, 1996)

 +10.8                  VAR Agreement dated November 27, 1991 between the Company
                        and Verity, Inc. and amendments #1 and #2 thereto
                        (Incorporated by reference to the relevant exhibit to the
                        Company's (f/k/a Restrac, Inc.) registration statement on
                        Form S-1, as amended (File No. 333-03521), originally filed with the Commission on May 10, 1996)

 +10.9                  Value Added Reseller License Agreement dated August 31, 1992 by and between The Analytic Sciences Corporation and the
                        Company and all amendments thereto (Incorporated by
                        reference to the relevant exhibit to the Company's (f/k/a
                        Restrac, Inc.) registration statement on Form S-1, as
                        amended (File No. 333-03521), originally filed with the
                        Commission on May 10, 1996)

  10.10                 Stock Purchase Agreement dated July 10, 2000 by and among
                        the Company, Korn/Ferry International, SOFTBANK Capital
                        Partners LP, GMN Investors II, L.P., Aventine International
                        Fund and Bricoleur Partners II, L.P. (Incorporated by
                        reference to the relevant exhibit to the Company's
                        registration statement on Form S-3, as amended (File
                        No. 333-88995), originally filed with the Commission on
                        October 14, 1999)

EXHIBIT NO.                                     DESCRIPTION
-----------             ------------------------------------------------------------
  10.12                 Form of Director's Indemnification Agreements (Incorporated
                        by reference to the relevant exhibit to the Company's (f/k/a
                        Restrac, Inc.) registration statement on Form S-1, as
                        amended (File No. 333-03521), originally filed with the
                        Commission on May 10, 1996)

  10.13                 Form of Employment Agreement with Senior Management
                        (Incorporated by reference to the relevant exhibit to the
                        Company's (f/k/a Restrac, Inc.) registration statement on
                        Form S-1, as amended (File No. 333-03521), originally filed with the Commission on May 10, 1996)

  10.14                 Form of Addendum to Employment Agreement with Senior
                        Management (Incorporated by reference to the relevant
                        exhibit to the Company's (f/k/a Restrac, Inc.) registration statement on Form S-1, as amended (File No. 333-03521),
                        originally filed with the Commission on May 10, 1996)

  10.15                 Agreement Pertaining to the Election of Directors dated
                        January 5, 1994 by Lars D. Perkins, J. Paul Costello and
                        the Purchasers identified therein (Incorporated by reference to the relevant exhibit to the Company's (f/k/a Restrac,
                        Inc.) registration statement on Form S-1, as amended (File
                        No. 333-03521), originally filed with the Commission on
                        May 10, 1996)

  10.16                 Shareholder Agreement dated January 5, 1994 by and among the
                        Company and the Shareholders identified therein
                        (Incorporated by reference to the relevant exhibit to the
                        Company's (f/k/a Restrac, Inc.) registration statement on
                        Form S-1, as amended (File No. 333-03521), originally filed with the Commission on May 10, 1996)

  10.17                 Agreement Pertaining to Certain Activities dated January 5,
                        1994 by and between Lars D. Perkins and the Company
                        (Incorporated by reference to the relevant exhibit to the
                        Company's (f/k/a Restrac, Inc.) registration statement on
                        Form S-1, as amended (File No. 333-03521), originally filed with the Commission on May 10, 1996)

  10.18                 Termination Agreement dated September 30, 1995 by and among the Company and Borwick International, Inc. and Irving P.
                        Borwick (Incorporated by reference to the relevant exhibit to the Company's (f/k/a Restrac, Inc.) registration
                        statement on Form S-1, as amended (File No. 333-03521),
                        originally filed with the Commission on May 10, 1996)

  10.19                 Finder's Fee and Non-Competition Agreement dated
                        September 30, 1995 between the Company and Irving P. Borwick
                        (Incorporated by reference to the relevant exhibit to the
                        Company's (f/k/a Restrac, Inc.) registration statement on
                        Form S-1, as amended (File No. 333-03521), originally filed with the Commission on May 10, 1996)

  10.22                 Lease agreement dated November 12, 1996 between Boston
                        Properties, Inc. and the Company (Incorporated by reference to the relevant exhibit to the Company's (f/k/a Restrac,
                        Inc.) Quarterly Report on Form 10-K, filed with the
                        Commission on December 27, 1997)

 +10.24                 Amendment #3 to VAR Agreement dated November 27, 1991,
                        between the Company and Verity, Inc. (Incorporated by
                        reference to the relevant exhibit to the Company's (f/k/a
                        Restrac, Inc.) Quarterly Report on Form 10-K, filed with the
                        Commission on December 27, 1996)

 +10.25                 Amendment #4 to VAR Agreement dated November 27, 1991,
                        between the Company and Verity, Inc. (Incorporated by
                        reference to the relevant exhibit to the Company's (f/k/a
                        Restrac, Inc.) Quarterly Report on Form 10-K, filed with the
                        Commission on December 29, 1998)

EXHIBIT NO.                                     DESCRIPTION
-----------             ------------------------------------------------------------
 +10.26                 VAR Agreement dated June 25, 1998, between the Company and
                        Prime Recognition Corporation (Incorporated by reference to the relevant exhibit to the Company's (f/k/a Restrac, Inc.)
                        Quarterly Report on Form 10-K, filed with the Commission on
                        December 29, 1998)

 +10.27                 Software and Trademark License Agreement dated November 18,
                        1998 between the Company, Amazon.com, Inc. and Junglee
                        Corporation (Incorporated by reference to the relevant
                        exhibit to the Company's (f/k/a Restrac, Inc.) Quarterly
                        Report on Form 10-Q, filed with the Commission on
                        February 16, 1999)

  10.28                 Amended and Restated Restrac, Inc. 1996 Stock Option and
                        Grant Plan (Incorporated by reference to the relevant exhibit to the Company's (f/k/a Restrac, Inc.) Proxy
                        Statement, filed with the Commission on January 7, 1998)

  10.29                 Amended and Restated Restrac, Inc. 1996 Employee Stock
                        Purchase Plan (Incorporated by reference to the relevant exhibit to the Company's (f/k/a Restrac, Inc.) Proxy
                        Statement, filed with the Commission on January 7, 1998)

  10.30                 Asset purchase agreement dated December 13, 1999 by and
                        among the Company, Human Resources Sites International, Inc.
                        and the Stockholders (Incorporated by reference to the
                        relevant exhibit to the Company's Quarterly Report on
                        Form 10-Q as amended, originally filed with the Commission on February 11, 2000)

  10.31                 Amended and Restated Restrac, Inc. 1996 Stock Option and
                        Grant Plan (Incorporated by reference to the relevant exhibit to the Company's Proxy Statement, filed with the Commission on January 24, 2000)

  21.1                  Subsidiaries of registrant (Incorporated by reference to the relevant exhibit to the Company's (f/k/a Restrac, Inc.)
                        Quarterly Report on Form 10-Q, filed with the Commission on
                        December 27, 1997)

  23.1                  Consent of PricewaterhouseCoopers LLP

  23.2                  Consent of Arthur Andersen LLP

  27.1                  Financial Data Schedule.

    + Confidential treatment requested as to portions of this document.

    (b) Report on Form 8-K.

    On July 18, 2000 the Company filed a Form 8-K to report under item 4 changes in the registrant's certifying accountant.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of January 2001.

                                                       WEBHIRE, INC.

                                                       By:             /s/ MARTIN J. FAHEY
                                                            -----------------------------------------
                                                                         Martin J. Fahey
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   SIGNATURE                                    TITLE                       DATE
                   ---------                                    -----                       ----
              /s/ MARTIN J. FAHEY                 Director, President and Chief
     --------------------------------------         Executive Officer                 January 12, 2001
                Martin J. Fahey                     (Principal Executive Officer)

             /s/ STEPHEN D. ALLISON               Chief Financial Officer (Principal
     --------------------------------------         Financial Officer and Principal   January 12, 2001
               Stephen D. Allison                   Accounting Officer)

              /s/ LARS D. PERKINS
     --------------------------------------       Chairman of the Board               January 12, 2001
                Lars D. Perkins

           /s/ RUSSELL J. CAMPANELLO
     --------------------------------------       Director                            January 12, 2001
             Russell J. Campanello

              /s/ J. PAUL COSTELLO
     --------------------------------------       Director                            January 12, 2001
                J. Paul Costello

               /s/ CHARLES R. LAX
     --------------------------------------       Director                            January 12, 2001
                 Charles R. Lax

               /s/ PETER L. DUNN
     --------------------------------------       Director                            January 12, 2001
                 Peter L. Dunn

                                 WEBHIRE, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Report of Independent Public Accountants....................    F-2

Report of Independent Public Accountants....................    F-3

Consolidated Balance Sheets as of September 30, 2000 and
  1999......................................................    F-4

Consolidated Statements of Operations for the Years Ended
  September 30, 2000, 1999 and 1998.........................    F-5

Consolidated Statements of Stockholders' Equity for the
  Years Ended September 30, 2000, 1999 and 1998.............    F-6

Consolidated Statements of Cash Flows for the Years Ended
  September 30, 2000, 1999 and 1998.........................    F-7

Notes to Consolidated Financial Statements..................    F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Webhire, Inc.:

    In our opinion, the accompanying consolidated balance sheet as of September 30, 2000 and the related consolidated statements of operations, stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Webhire, Inc. and its subsidiaries at September 30, 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP
Boston, Massachusetts
October 30, 2000, except for the information presented in
paragraph one and two of Note 15 for which the dates are
December 29, 2000 and January 11, 2001, respectively

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Webhire, Inc.:

    We have audited the accompanying consolidated balance sheets of Webhire, Inc., as of September 30, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended September 30, 1999. These consolidated financial statements and schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Webhire, Inc. as of September 30, 1999, and the consolidated results of its operations and its cash flows for each of the two years in the period ended September 30, 1999, in conformity with generally accepted accounting principles.

    Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole for each of the two years in the period ended December 31, 1999 and 1998.

/s/ ARTHUR ANDERSEN LLP
Boston, Massachusetts
October 21, 1999

                                 WEBHIRE, INC.
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                           ASSETS
Current Assets:
  Cash and cash equivalents.................................  $12,135    $20,126
  Short-term investments....................................    2,410         --
  Accounts and installments receivable, less allowance for
    doubtful accounts of $1,587 and $700 at September 30,
    2000 and 1999, respectively.............................    4,772      4,693
  Other current assets......................................    1,684      2,321
  Refundable income taxes...................................       --        700
                                                              -------    -------
      Total current assets..................................   21,001     27,840
                                                              -------    -------
  Long-term installments receivable.........................      153        444
  Property and equipment, net...............................    4,248      4,593
  Acquired technologies, net of accumulated amortization of
    $15,909 and $6,642 at September 30, 2000 and 1999,
    respectively............................................    3,589     10,770
  Intangible assets and goodwill, net of accumulated
    amortization of $1,748 and $0 at September 30, 2000 and
    1999, respectively......................................    4,803         --
  Deferred income taxes.....................................       --      1,068
  Other assets, net.........................................      509        643
                                                              -------    -------
      TOTAL ASSETS..........................................  $34,303    $45,358
                                                              =======    =======

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of capital lease obligations..............  $   254    $   578
  Convertible notes payable.................................    3,425         --
  Accounts payable..........................................    1,504      1,922
  Accrued expenses..........................................    4,502      3,150
  Deferred revenue..........................................    8,145      5,342
                                                              -------    -------
      Total current liabilities.............................   17,830     10,992
                                                              -------    -------
Deferred rent...............................................      176        228
                                                              -------    -------
Capital lease obligations...................................       --        122
                                                              -------    -------
Commitments
Stockholders' Equity:
  Preferred stock, $.01 par value--Authorized--5,000,000
    shares, Issued and outstanding--none at September 30,
    2000 and 1999...........................................       --         --
  Common stock, $.01 par value--Authorized--30,000,000
    shares, Issued--22,109,971 and 15,089,067 shares at
    September 30, 2000 and 1999, respectively,
    outstanding--21,423,071 and 14,402,167 shares at
    September, 30, 2000 and 1999, respectively..............      221        151
  Additional paid-in capital................................   68,763     49,353
  Treasury stock, at cost--686,900 shares at September 30,
    2000 and 1999...........................................     (831)      (831)
  Accumulated deficit.......................................  (51,856)   (14,657)
                                                              -------    -------
      Total stockholders' equity............................   16,297     34,016
                                                              -------    -------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............  $34,303    $45,358
                                                              =======    =======

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                                 WEBHIRE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                               YEARS ENDED SEPTEMBER 30,
                                                         --------------------------------------
                                                            2000          1999          1998
                                                         -----------   -----------   ----------
Revenue:
  Product revenue......................................  $     4,110   $     7,755   $   16,826
  Services revenue--Enterprise.........................       10,764        12,484       11,912
  Services revenue--Internet...........................        9,930         5,056        2,117
                                                         -----------   -----------   ----------
      Total revenue....................................       24,804        25,295       30,855
                                                         -----------   -----------   ----------
Cost of Revenue:
  Product revenue......................................        1,033           706          631
  Services revenue--Enterprise.........................        4,235         5,580        6,347
  Services revenue--Internet...........................       10,303         4,068        2,023
  Non-cash write-off of other assets...................          284            --           --
  Amortization of acquired technologies................        9,267         6,642           --
                                                         -----------   -----------   ----------
      Total cost of revenue............................       25,122        16,996        9,001
                                                         -----------   -----------   ----------
Gross profit...........................................         (318)        8,299       21,854
                                                         -----------   -----------   ----------
Operating Expenses:
  Research and development.............................       12,191         7,798        5,588
  Sales and marketing..................................       13,066        11,446       10,613
  General and administrative...........................        8,256         6,297        4,322
  Non-cash write-off of other assets...................        1,000            --           --
  Amortization of intangible assets....................        1,748            --           --
                                                         -----------   -----------   ----------
      Total operating expenses.........................       36,261        25,541       20,523
                                                         -----------   -----------   ----------
(Loss) income from operations..........................      (36,579)      (17,242)       1,331
Other income, net......................................          545           455          593
                                                         -----------   -----------   ----------
(Loss) income before provision (benefit) for income
  taxes................................................      (36,034)      (16,787)       1,924
Provision (benefit) for income taxes...................        1,165          (568)         577
                                                         -----------   -----------   ----------
Net (loss) income......................................  $   (37,199)  $   (16,219)  $    1,347
                                                         ===========   ===========   ==========

Basic and diluted net (loss) income per common share...  $     (2.39)  $     (1.62)  $      .16
                                                         ===========   ===========   ==========
Basic weighted average number of common shares
  outstanding..........................................   15,540,721    10,004,662    8,273,177
                                                         ===========   ===========   ==========
Diluted weighted average number of common shares
  outstanding..........................................   15,540,721    10,004,662    8,517,770
                                                         ===========   ===========   ==========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                                 WEBHIRE, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                              COMMON STOCK                       TREASURY STOCK      (ACCUMULATED
                                          --------------------   ADDITIONAL   --------------------     DEFICIT)         TOTAL
                                           NUMBER     $.01 PAR    PAID-IN      NUMBER                  RETAINED     STOCKHOLDERS'
                                          OF SHARES    VALUE      CAPITAL     OF SHARES     COST       EARNINGS        EQUITY
                                          ---------   --------   ----------   ---------   --------   ------------   -------------
Balance, September 30, 1997.............    8,852       $ 89      $19,067        687       $(831)      $    215       $ 18,540
Exercise of common stock options........      122          1          254         --          --             --            255
Employee stock purchase plan stock
  issuance..............................       49         --          181         --          --             --            181
Net income..............................       --         --           --         --          --          1,347          1,347
                                           ------       ----      -------        ---       -----       --------       --------
Balance, September 30, 1998.............    9,023         90       19,502        687        (831)         1,562         20,323
Exercise of common stock options........       90          1          356         --          --             --            357
Employee stock purchase plan stock
  issuance..............................       34         --          104         --          --             --            104
Compensation expense on stock options...       --         --           49         --          --             --             49
Issuance of common stock in connection
  with acquired technologies............    1,982         20       10,226         --          --             --         10,246
Issuance of common stock in connection
  with private placement, net of
  issuance costs of $1,017..............    3,960         40       18,943         --          --             --         18,983
Stock-based consideration...............       --         --          173         --          --             --            173
Net loss................................       --         --           --         --          --        (16,219)       (16,219)
                                           ------       ----      -------        ---       -----       --------       --------
Balance, September 30, 1999.............   15,089        151       49,353        687        (831)       (14,657)        34,016
Exercise of common stock options........      183          2          773         --          --             --            775
Employee stock purchase plan stock
  issuance..............................       30         --          174         --          --             --            174
Acquisition of technologies and
  intangible assets.....................       --         --        3,641         --          --             --          3,641
Issuance of common stock in connection
  with private placement, net of
  issuance costs of $1,121..............    6,808         68       14,811         --          --             --         14,879
Stock-based consideration...............       --         --           11         --          --             --             11
Net loss................................       --         --           --         --          --        (37,199)       (37,199)
                                           ------       ----      -------        ---       -----       --------       --------
Balance, September 30, 2000.............   22,110       $221      $68,763        687       $(831)      $(51,856)      $ 16,297
                                           ======       ====      =======        ===       =====       ========       ========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                                 WEBHIRE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                YEARS ENDED SEPTEMBER 30,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Cash Flows from Operating Activities:
  Net (loss) income.........................................  $(37,199)  $(16,219)  $ 1,347
Adjustments to reconcile net (loss) income to net cash (used
  in) provided by operating activities--
  Depreciation and amortization.............................    13,687      8,754     1,694
  Amortization of stock-based consideration.................        11        173        --
  Provision for doubtful accounts...........................     1,453        802       495
  Non-cash write-off of other assets........................     1,284         --        --
  Deferred income taxes, net................................     1,068       (187)       --
  Deferred rent.............................................       (52)        33        23
  Compensation expense on stock options and warrant
    grants..................................................        --         49        --
  Changes in assets and liabilities--
    Accounts and installments receivable....................    (1,531)     1,787    (2,647)
    Other current assets....................................      (647)      (602)     (665)
    Refundable income taxes.................................       700       (565)      813
    Long-term installments receivable.......................       291        137      (581)
    Accounts payable........................................      (418)       123       340
    Accrued expenses........................................     1,352       (122)      749
    Deferred revenue........................................     2,803       (139)    1,397
    Accrued income taxes....................................        --       (211)      211
                                                              --------   --------   -------
      Net cash (used in) provided by operating activities...   (17,198)    (6,187)    3,176
                                                              --------   --------   -------
Cash Flows from Investing Activities:
  Purchases of acquired technologies........................    (1,570)    (7,167)       --
  Purchases of property and equipment.......................    (2,328)    (3,191)   (1,278)
  Maturities and purchases of short-term investments, net...    (2,410)     6,664     2,746
  Maturities and purchases of long-term investments, net....        --        893      (893)
  Change in other assets....................................       134        149       (16)
                                                              --------   --------   -------
      Net cash (used in) provided by investing activities...    (6,174)    (2,652)      559
                                                              --------   --------   -------
Cash Flows from Financing Activities:
  Payments of capital lease obligations.....................      (446)      (251)     (144)
  Proceeds from exercise of common stock options............       774        357       255
  Proceeds from employee stock purchase plan stock
    issuance................................................       174        104       181
  Proceeds from issuance of common stock in connection with
    private placement, net of issuance costs................    14,879     18,983        --
                                                              --------   --------   -------
      Net cash provided by financing activities.............    15,381     19,193       292
                                                              --------   --------   -------
Net (decrease) increase in Cash and Cash Equivalents........    (7,991)    10,354     4,027
Cash and Cash Equivalents, beginning of period..............    20,126      9,772     5,745
                                                              --------   --------   -------
Cash and Cash Equivalents, end of period....................  $ 12,135   $ 20,126   $ 9,772
                                                              ========   ========   =======

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for
    Interest................................................  $     15   $     13   $    19
                                                              --------   --------   -------
    Income taxes............................................  $      9   $    395   $   379
                                                              --------   --------   -------

Supplemental Disclosure of Noncash Investing Activities:
  Acquisition of equipment under capital lease
    obligations.............................................  $     --   $    546   $    --
                                                              --------   --------   -------

Supplemental Disclosure of Noncash Financing Activities:
  Issuance of common stock in connection with Junglee
    Investment..............................................  $     --   $  8,529   $    --
                                                              --------   --------   -------
  Issuance of common stock in connection with HireWorks
    acquisition.............................................  $     --   $  1,717   $    --
                                                              --------   --------   -------
  Issuance of convertible notes and beneficial conversion
    feature in connection with HR Sites acquisition.........  $  7,066   $     --   $    --
                                                              --------   --------   -------
  Issuance of common stock warrants.........................  $     11   $    173   $    --
                                                              ========   ========   =======

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                                 WEBHIRE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(1) DESCRIPTION OF BUSINESS

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

    Effective June 1, 1999, the Company effected a name change from Restrac, Inc. to Webhire, Inc.

    The Company currently anticipates that its available cash will be sufficient to meet its anticipated working capital and capital expenditure requirements through fiscal 2001. However, the Company may need to raise additional capital to meet its needs in the longer term to fund more rapid expansion to develop new services and to enhance existing services in response to competitive pressures, and to acquire complementary services, businesses or technologies. In the event its operations are not profitable or do not generate sufficient cash to fund the business, or if the Company fails to receive money to meet its obligations, the Company may have to substantially cut back its level of operations. These reductions could, in turn, affect its relationships with its strategic partners and customers and threaten its ability to continue as an ongoing concern. If the Company raises additional funds through further issuance of equity or convertible debt securities, the percentage of ownership of its current stockholders will be reduced and such securities may have rights, preferences and privileges senior to those of its current stockholders. In addition, the Company may not be able to obtain such financing on terms favorable to it, if at all. If adequate funds are not available or are not available on terms favorable to the Company, its business, results of operations and financial condition could be materially and adversely affected.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (A)  BASIS OF PRESENTATION

    The accompanying consolidated financial statements include the accounts of Webhire, Inc. and its wholly-owned subsidiaries (collectively, "the Company"). All significant intercompany transactions and balances have been eliminated. Certain amounts in the prior period's financial statements have been reclassified to conform to the current period presentation.

    (B)  USE OF ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates.

                                 WEBHIRE, INC.

                               SEPTEMBER 30, 2000

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    (C)  REVENUE RECOGNITION

    Product revenue includes software license fees. Services revenue--Enterprise includes customer maintenance fees and fees for training, installation and consulting. Services revenue--Internet includes fees for scanning, job posting services, recruiter training, WEBHIRE JUMPSTART, WEBHIRE RECRUITER, WEBHIRE JOB POST, WEBHIRE JOB CANOPY, WEBHIRE AGENT (introduced in November 1999), YAHOO! RESUMES (introduced in December 1999), OUTSOURCED WEBHIRE ENTERPRISE (introduced in January 2000) and WEBHIRE JOB SITE HOSTING (introduced in April 2000).

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

    Services revenue from customer maintenance fees for post contract support is recognized ratably over the maintenance term, which is typically twelve months. Services revenue from training, installation, consulting, resume scanning, recruiter training and WEBHIRE JUMPSTART is recognized as the related services are performed. Services revenue from WEBHIRE RECRUITER, WEBHIRE JOBPOST, WEBHIRE JOB CANOPY, WEBHIRE AGENT, YAHOO! RESUMES, OUTSOURCED WEBHIRE ENTERPRISE and WEBHIRE JOB SITE HOSTING is recognized ratably over the service term.

    Deferred revenue represents payments received by the Company in advance of product delivery or service performance.

    (D)  RESEARCH AND SOFTWARE DEVELOPMENT COSTS

    Research and software development costs are generally charged to operations as incurred. Statement of Financial Accounting Standards (SFAS) No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have not been material.

                                 WEBHIRE, INC.

                               SEPTEMBER 30, 2000

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    (E)  CASH AND CASH EQUIVALENTS

    Cash equivalents are recorded at amortized cost and consist of highly liquid investments with remaining maturities at date of purchase of three months or less. At September 30, 2000 and 1999, cash and cash equivalents consisted of the following:

                                                               SEPTEMBER 30,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
Cash and money market funds...............................  $   577    $20,126
Commercial paper..........................................   11,558         --
                                                            -------    -------
                                                            $12,135    $20,126
                                                            =======    =======

    (F)  SHORT-TERM INVESTMENTS

    The Company classifies its short-term investments as available-for-sale. At September 30, 2000 and 1999, the Company had short-term investments of $2,410 and $0, respectively. Realized and unrealized gains and losses for the periods presented were not material.

    (G)  OTHER CURRENT ASSETS

    Other current assets primarily consist of prepaid operating expenses. The Company capitalizes prepaid expenses and amortizes them over the applicable period of their use. Prepaid expenses amounted to $1,638 and $2,286 at September 30, 2000 and 1999, respectively.

    (H)  PROPERTY AND EQUIPMENT

    The Company records property and equipment at cost and provides for depreciation on a straight-line basis over the estimated useful lives of the assets, as follows:

                                                                                SEPTEMBER 30,
                                                       ESTIMATED             -------------------
ASSET CLASSIFICATION                                  USEFUL LIFE              2000       1999
--------------------                          ----------------------------   --------   --------
Computer and office equipment...............          3 -- 5 Years           $10,195     $8,308
Software....................................            3 Years                1,803      1,499
Furniture and fixtures......................          3 -- 7 Years               641        636
Leasehold improvements......................         Life of Lease               458        348
Equipment under capital lease...............            3 Years                  568        546
                                                                             -------     ------
                                                                              13,665     11,337
Accumulated depreciation....................                                  (9,417)    (6,744)
                                                                             -------     ------
                                                                             $ 4,248     $4,593
                                                                             =======     ======

    Depreciation expense for the years ended September 30, 2000, 1999 and 1998 amounted to approximately $2,673, $2,112 and $1,694, respectively.

                                 WEBHIRE, INC.

                               SEPTEMBER 30, 2000

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    (I)  INTANGIBLE ASSETS

    Intangible assets are stated at cost and amortized using the straight-line method over the assets' estimated useful lives, which range from two to five years. The carrying amount of long-lived and intangible assets are periodically reviewed by management to determine if facts and circumstances suggest that such amount may be impaired.

    (J)  INCOME TAXES

    The Company accounts for income taxes in accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES. Under SFAS No. 109, a deferred tax asset or liability is measured by the currently enacted tax rates applied to the differences between the financial statement and tax bases of assets and liabilities.

    (K)  CONCENTRATION OF CREDIT RISK

    The Company has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company places its cash, cash equivalents and short- and long-term investments in highly rated institutions or securities. The Company's accounts receivable credit risk is not concentrated within any geographical area and no single customer accounts for greater than 10% of total revenue.

    (L)  NET (LOSS) INCOME PER SHARE

    SFAS No. 128, EARNINGS PER SHARE, establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. In accordance with SFAS No. 128, basic net
(loss) income per share for 2000, 1999 and 1998 is calculated by dividing net
(loss) income by the weighted average number of common shares outstanding for those periods. Diluted net (loss) income per share is calculated by dividing net
(loss) income by the diluted weighted average number of common shares outstanding for all periods presented. The following table reconciles the weighted average common shares outstanding to the shares used in computation of diluted weighted average common shares outstanding:

                                                         YEARS ENDED SEPTEMBER 30,
                                                    -----------------------------------
                                                       2000         1999        1998
                                                    ----------   ----------   ---------
Weighted average common shares outstanding........  15,540,721   10,004,662   8,273,177
Dilutive effect of options, using the treasury
  stock method....................................          --           --     244,593
                                                    ----------   ----------   ---------
Diluted weighted average common shares
  outstanding.....................................  15,540,721   10,004,662   8,517,770

    As of September 30, 2000, 1999 and 1998, 2,534,141, 1,621,130 and 356,250
potential common shares were outstanding, respectively, but not included in the above calculation, as their effect would have been antidilutive.

                                 WEBHIRE, INC.

                               SEPTEMBER 30, 2000

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    (M)  STOCK-BASED COMPENSATION

    SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, requires the measurement of the fair value of stock options granted to employees to be included in the statement of operations or disclosed in the notes to the consolidated financial statements. The Company determined that it will continue to account for employee stock-based compensation under Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES and related interpretations, and elect the disclosure only alternative under SFAS No. 123. The Company accounts for options granted to non-employees at fair value as prescribed in SFAS No. 123.

    (N)  RECENT ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.133 ("SFAS 133"), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement establishes accounting and reporting standards for derivative instruments, including some derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Company will adopt SFAS 133 in Fiscal 2001, in accordance with SFAS 137, which deferred the effective date of SFAS 133. The adoption of this standard in Fiscal 2001 is not expected to have a material impact on the Company's consolidated financial statements.

    In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 ("SAB 101"), REVENUE RECOGNITION IN FINANCIAL STATEMENTS. This bulletin summarizes some of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Staff is providing this guidance due, in part, to the large number of revenue recognition issues that registrants encounter. SAB 101 was delayed by the issuance of SAB 101A on March 27, 2000 and SAB 101B on June 26, 2000; it must be adopted by the fourth quarter of the fiscal year beginning after December 15, 1999. The Company will adopt SAB 101 in Fiscal 2001 and does not expect its adoption to have a material impact on the Company's consolidated financial statements.

    In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN 44"), ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION--AN INTERPRETATION OF APB OPINION NO. 25. FIN 44 clarifies the application of APB No. 25 to certain issues including: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequences of various modifications to the terms of previously fixed stock options or awards; and the accounting for the exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 are applicable retroactively to specific events occurring after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

                                 WEBHIRE, INC.

                               SEPTEMBER 30, 2000

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    (O)  FINANCIAL INSTRUMENTS

    The estimated fair value of the Company's financial instruments, which include cash equivalents, short- and long-term investments, accounts and installments receivable, accounts payable and debt, approximates their carrying value.

(3) PRIVATE PLACEMENT OF COMMON STOCK

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

    On July 10, 2000, the Company entered into a stock purchase agreement with Korn/Ferry International, SOFTBANK, GMN Investors II, L.P., Aventine International Fund and Bricoleur Partners II, L.P. whereby the Company agreed to issue in a private placement an aggregate of 6,808,512 shares of Common Stock at a price per share of $2.35, for an aggregate purchase price of approximately $14.9 million net of issuance costs of approximately $1.1 million. The private placement was consummated between August 2, 2000 and August 24, 2000 upon receipt of the funds.

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

    In connection with this service agreement, the Company granted to Yahoo! warrants to purchase 199,218 shares of common stock at $4.95 per share. The warrants were accounted for under the variable method of accounting. The warrants fully vested on June 3, 2000. At June 3, 2000 and September 30, 1999, the fair value of the warrants was estimated at approximately $184 and $1,381, respectively, using the Black-Scholes option pricing model. The Company recognized the expense related to the warrants over the vesting period. For Fiscal 2000 and 1999 the Company recorded a charge of $11 and $173, respectively, in sales and marketing costs in the accompanying consolidated statement of operations.

                                 WEBHIRE, INC.

                               SEPTEMBER 30, 2000

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(5)  EQUITY INVESTMENTS

    The Company holds a 43% ownership interest in refer.com, inc. ("Refer") accounted for under the equity method. During fiscal 2000 the Company recorded a loss of $5 in other income, net which represents its investment to date in Refer. Refer is an online job and networking service that pays cash rewards to people who help their friends and business contacts find new jobs. The Company and idealab!, a creator and operator of Internet businesses, are the principal stockholders in Refer.

    On June 12, 2000, the Company entered into a joint venture agreement with @viso to form Webhire Europe B.V. which will operate an Internet based workforce recruiting services business in Europe. The Company holds a 51% ownership interest and has committed to a net $500 cash investment in Webhire Europe B.V. The balance sheet and statement of operation accounts which are consolidated in the Company's financial statements along with the related minority interest in Webhire Europe B.V. are immaterial.

(6)  ACQUIRED TECHNOLOGIES

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

    On December 13, 1999, the Company acquired certain assets of Human Resources Sites International, Inc. ("HR Sites") in exchange for $1,500 in cash plus junior subordinated convertible promissory notes ("Notes") with a face amount totaling $3,425. HR Sites was the developer of an Internet job-posting platform that provided online job posting connections to more than 2,000 career sites and Internet news groups. The Notes contain a beneficial conversion feature enabling the holder to convert the principal and any accrued interest into the Company's common stock one day prior to the scheduled maturities, or one day prior to redemption by the Company, at a price of $9.68 per share. The Company may redeem the Notes at any time on or after January 1, 2000 at their sole discretion. The Notes are also convertible upon a change in control, as defined. The Company's common stock price on the dates the Notes were executed at December 13, 1999 was $17.75. The conversion price is subject to adjustment upon certain anti-dilution events. The Notes contain the same terms other than differing maturities. The interest rate on both Notes is 5.6% per annum. The Notes consist of principal amounts of $2,500 and $925 maturing on December 14, 2000 and March 14, 2001, respectively. The Company recorded the value ascribed to the beneficial conversion feature as the

                                 WEBHIRE, INC.

                               SEPTEMBER 30, 2000

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(6)  ACQUIRED TECHNOLOGIES (CONTINUED)

difference between the fair value of the Notes of $7,066 and the face amount of the Notes of $3,425 in additional-paid-in-capital during Fiscal 2000. The total acquisition consideration amounted to $8,640 including the cash paid of $1,500. The purchase price was allocated to the following identifiable assets with the following estimated lives:

                                                          AMOUNT    ESTIMATED LIFE
                                                         --------   --------------
Acquired technology....................................   $2,069    3 years
Non-compete agreements.................................      157    3 years
Customer base..........................................       24    5 years
Fixed Assets...........................................       20    1 year
Excess purchase price over identifiable assets.........    6,370    3 years
                                                          ------
                                                          $8,640
                                                          ======

(7)  COMMITMENTS AND CONTINGENCIES

    The Company's corporate headquarters are located in Lexington, Massachusetts, where it currently occupies approximately 43,000 square feet of office space under a lease expiring in December 2003. The Company also has a regional sales and service office in Foster City, California, where it occupies approximately 6,000 square feet, under a lease expiring in January 2002.

    Capital lease obligations consist of amounts due under a software lease agreement expiring in March 2001. At September 30, 2000, the cost and accumulated depreciation of the related software was $568 and $237, respectively.

    Future minimum rental payments as of September 30, 2000 under both the operating and capital leases, are shown in the following table:

                                                     CAPITAL    OPERATING
                                                      LEASES     LEASES
                                                     --------   ---------
2001...............................................    $260      $1,325
2002...............................................      --       1,122
2003...............................................      --       1,077
2004...............................................      --         449
                                                       ----      ------
                                                        260      $3,973
                                                                 ======
  Less--amounts representing interest..............      (6)
                                                       ----
  Present value of minimum lease payments..........    $254
                                                       ====

    Aggregate net rental expense included in the accompanying statements of operations for the fiscal years ended September 30, 2000, 1999 and 1998 is approximately $1,908, $1,633 and $1,713, respectively.

                                 WEBHIRE, INC.

                               SEPTEMBER 30, 2000

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(7)  COMMITMENTS AND CONTINGENCIES (CONTINUED)

    Leases with escalating rents or free rent periods are expensed on a straight-line basis over the fixed term of the lease. Deferred rent of approximately $176 and $228 is included in the accompanying consolidated balance sheets at September 30, 2000 and 1999, respectively.

    The Company is not involved in any pending legal proceedings other than those arising in the ordinary course of the Company's business. Management believes that the resolution of these matters will not materially affect the Company's business or the financial condition of the Company.

(8)  STOCKHOLDERS' EQUITY

    (A)  EMPLOYEE STOCK PURCHASE PLAN

    On May 8, 1996, the Board of Directors authorized the 1996 Employee Stock Purchase Plan (the Employee Plan). Under the Employee Plan, the Company may issue up to an aggregate of 400,000 shares of common stock to employees at 85% of the lower of the fair market value of the common stock on the first or last day of each six-month purchase period. During fiscal 2000, 1999 and 1998, 29,638, 33,918 and 48,956 shares, respectively, were issued pursuant to the Employee Plan. On October 2, 2000, 16,463 shares of common stock were issued pursuant to the Employee Plan.

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

                                 WEBHIRE, INC.

                               SEPTEMBER 30, 2000

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(8)  STOCKHOLDERS' EQUITY (CONTINUED)

    The 1994 and 1996 Plans are administered by the Compensation Committee as appointed by the Board of Directors from time to time. On December 3, 1999, the Company amended the 1996 Plan to increase the number of shares available for grant to 3,500,000 shares of common stock. A total of 641,844 shares of common stock are reserved for issuance under the 1994 Plan as amended.

    Stock option activity for the 1994 and 1996 Plans is as follows:

                                                                              WEIGHTED
                                              NUMBER OF    OPTION PRICE        AVERAGE
                                               SHARES       PER SHARE      PRICE PER SHARE
                                              ---------   --------------   ---------------
Outstanding, September 30, 1997.............  1,003,123    0.44 -  17.00         3.87
  Granted...................................    363,700    5.63 -   8.25         6.15
  Exercised.................................   (121,415)   0.44 -   4.67         2.10
  Canceled..................................   (152,157)   0.44 -   8.25         4.05
                                              ---------   --------------        -----
Outstanding, September 30, 1998.............  1,093,251    0.44 -  17.00         4.80
                                              ---------   --------------        -----
  Granted...................................    732,150    3.63 -  11.13         4.88
  Exercised.................................    (89,734)   0.44 -   6.38         3.98
  Canceled..................................   (313,755)   2.00 -   8.25         4.83
                                              ---------   --------------        -----
Outstanding, September 30, 1999.............  1,421,912    0.44 -  17.00         4.89
                                              ---------   --------------        -----
  Granted...................................  1,569,716    2.34 -  12.50         6.70
  Exercised.................................   (182,754)   0.44 -   9.00         4.24
  Canceled..................................   (473,951)   2.00 -  17.00         6.23
                                              ---------   --------------        -----
Outstanding, September 30, 2000.............  2,334,923   $0.44 - $17.00         5.88
                                              =========   ==============        =====
Available for grant, September 30, 2000.....  1,139,124
                                              =========

    At September 30, 2000, 1999 and 1998 options exercisable were 641,963, 501,544 and 295,473, respectively.

    The weighted-average fair value per share of the options granted was $5.35, $4.52 and $4.60 for the years ended September 30, 2000, 1999 and 1998, respectively.

                                 WEBHIRE, INC.

                               SEPTEMBER 30, 2000

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(8)  STOCKHOLDERS' EQUITY (CONTINUED)

    The following table summarizes significant ranges of outstanding and exercisable options at September 30, 2000.

                     OPTIONS OUTSTANDING                                              OPTIONS EXERCISABLE
--------------------------------------------------------------       -----------------------------------------------------
                                                  WEIGHTED
                                                  AVERAGE               WEIGHTED                               WEIGHTED
      RANGES OF               NUMBER             REMAINING              AVERAGE             NUMBER             AVERAGE
   EXERCISE PRICES          OUTSTANDING       CONTRACTUAL LIFE       EXERCISE PRICE       EXERCISABLE       EXERCISE PRICE
---------------------       -----------       ----------------       --------------       -----------       --------------
       $0.44 - $ 1.97           11,250               4.1                 $ 0.44              11,250             $ 0.44
        1.98 -   3.95        1,078,145               7.8                   3.01             274,940               3.74
        3.96 -   5.92          354,291               6.5                   4.96             220,072               4.92
        5.93 -   7.90          132,956               5.6                   6.33              80,099               6.28
        7.91 -   9.87          290,681               8.3                   9.15              40,216               8.93
        9.88 -  11.85          312,600               8.7                  10.44              10,700              11.08
       11.86 -  13.83          150,000               9.4                  12.50                  --                 --
       15.80 -  17.78            5,000               6.0                  17.00               4,686              17.00
                             ---------                                   ------             -------             ------
                             2,334,923                                   $ 5.88             641,963             $ 4.95
                             =========                                   ======             =======             ======

    The fair value of the stock awards, including the options granted under the 1994 Plan and the 1996 Plan, was estimated using the Black-Scholes model with the following weighted average assumptions:

                                                      2000       1999       1998
                                                    --------   --------   --------
Expected life.....................................  4 years    7 years    7 years
Risk free interest rate...........................     5.82%      5.63%      5.59%
Volatility........................................    113.4%     129.6%      80.0%
Dividend yield....................................      0.0%       0.0%       0.0%

    The pro forma effect of applying SFAS No. 123 would be as follows:

                                                   2000       1999       1998
                                                 --------   --------   --------
Net (loss) income as reported..................  $(37,199)  $(16,219)  $  1,347
                                                 ========   ========   ========
Pro forma net (loss) income as adjusted........  $(38,861)  $(17,557)  $    320
                                                 ========   ========   ========
Basic and diluted net (loss) income per share
  as reported..................................  $  (2.39)  $  (1.62)  $    .16
                                                 ========   ========   ========
Basic and diluted pro forma net (loss) income
  per share as adjusted........................  $  (2.50)  $  (1.75)  $    .04
                                                 ========   ========   ========

                                 WEBHIRE, INC.

                               SEPTEMBER 30, 2000

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(9)  INCOME TAXES

    The provision (benefit) for income taxes in the accompanying consolidated statements of operations consists of the following for the fiscal years ended September 30, 2000, 1999 and 1998:

                                                         2000       1999       1998
                                                       --------   --------   --------
Current--
  Federal............................................   $1,165     $ (400)     $557
  State..............................................       --         --        20
                                                        ------     ------      ----
                                                         1,165       (400)      577
                                                        ------     ------      ----

Deferred--
  Federal............................................       --       (168)       --
  State..............................................       --         --        --
                                                        ------     ------      ----
                                                            --       (168)       --
                                                        ------     ------      ----
      Total provision (benefit)......................   $1,165     $ (568)     $577
                                                        ======     ======      ====

    The deferred tax amounts as of September 30, 2000 and 1999 are as follows:

                                                               2000       1999
                                                             --------   --------
Deferred tax asset--
  Net operating loss carry forward.........................  $14,973     $3,605
  Acquired technology and intangible assets................    5,595      2,302
  Nondeductible reserves...................................      949        750
  Deferred revenue.........................................       --         86
  Buyout of distribution rights............................      133        146
  Fixed assets.............................................      251         --
  Credit carryforwards.....................................      773         --
                                                             -------     ------
      Total gross deferred tax asset.......................   22,674      6,889
Less--Valuation allowance..................................  (22,674)    (5,821)
                                                             -------     ------
  Net deferred tax asset...................................  $    --     $1,068
                                                             =======     ======
Deferred tax liability.....................................  $    --     $   --
                                                             =======     ======

    As of September 30, 2000, the Company had federal net operating loss ("NOL") and tax credit carryforwards of approximately $37,239 and $391, respectively, which can be used to offset future federal and state income tax liabilities and expire at various dates through 2020. As required by Statement of Accounting Standards No. 109, management of the Company evaluated positive and negative evidence bearing upon the realizability of its deferred tax assets, which comprised principally of net operating loss and deferred revenue carryforwards. Management has determined that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets

                                 WEBHIRE, INC.

                               SEPTEMBER 30, 2000

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(9)  INCOME TAXES (CONTINUED)

and, as a result, a valuation allowance of approximately $22,674 has been established at September 30, 2000.

    Of the $37,239 NOL carryforward approximately $1,419 relating to deductions for exercises of non-qualified stock options and disqualifying dispositions of incentive stock options will be credited to paid-in capital, if realized.

    Ownership changes, as defined in the Internal Revenue Code, may have limited the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income. Subsequent ownership changes could further affect the limitation in future years.

    The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows:

                                                                   2000          1999          1998
                                                                 --------      --------      --------
Provision (benefit) at federal statutory rate..............        (34.0)%       (34.0)%       34.0%
Effect of change in valuation allowance....................         41.6          36.9           --
Amortization of intangible assets and other permanent
  items....................................................          1.1            --           --
State income taxes, net of federal benefit.................         (5.5)         (6.3)         6.3
Tax exempt interest income.................................           --            --         (8.3)
Other, net.................................................           --            --         (2.0)
                                                                  ------        ------        -----
      Effective tax rate...................................          3.2%         (3.4)%       30.0%
                                                                  ======        ======        =====

(10)  EMPLOYEE BENEFIT PLAN

    The Company maintains an employee benefit plan (the Benefit Plan) under
Section 401(k) of the Internal Revenue Code. The Benefit Plan is available to all full-time U.S. employees. The Benefit Plan allows for employees to make contributions up to a specified percentage of their compensation. Under the Benefit Plan, the Company makes discretionary contributions to match 50% of the employees' contributions up to a maximum annual match of 3% of each employee's salary. The Company contributed approximately $85, $144 and $154 during the fiscal years ended September 30, 2000, 1999 and 1998, respectively.

(11)  ACCRUED EXPENSES

    Accrued expenses at September 30, 2000 and 1999 consist of the following:

                                                                2000       1999
                                                              --------   --------
Payroll and payroll-related costs...........................   $2,399     $1,979
Other accrued expenses......................................    2,103      1,171
                                                               ------     ------
                                                               $4,502     $3,150
                                                               ======     ======

                                 WEBHIRE, INC.

                               SEPTEMBER 30, 2000

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(12)  OTHER INCOME

    Other income consists of the following:

                                                            2000       1999       1998
                                                          --------   --------   --------
Interest income.........................................   $ 730       $493       $651
Interest expense........................................    (172)       (13)       (19)
Other...................................................     (13)       (25)       (39)
                                                           -----       ----       ----
                                                           $ 545       $455       $593
                                                           =====       ====       ====

(13)  BUSINESS SEGMENT INFORMATION

    Effective for the year ended September 30, 1998, the Company adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which requires disclosure of financial and descriptive information about the Company's reportable operating segments. The operating segments reported below are the segments for which separate financial information is available and for which operating profit and loss amounts are evaluated regularly by senior management in deciding how to allocate resources and in assessing performance.

    The Company has two reportable segments: Enterprise software solutions and Internet and transaction-based solutions, the latter of which started to emerge in fiscal 1997 with the offering of outsourced services (e.g., resume scanning, acknowledgement letters) and the research and development activities undertaken for this segment. The Internet and transaction-based solutions segment provides outsourced management of private candidate pools via WEBHIRE RECRUITER, subscription services to public resume pools and job-posting sites, the job--posting services initiated with the Junglee transaction, resume scanning, reference checking and other fee-based staffing functions. The enterprise software solutions segment provides perpetual licenses to the Company's software products and the related maintenance, training, implementation and consulting services in support of such licenses.

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Expenses related to general corporate functions such as Finance and Human Resources and general and administrative costs such as depreciation, rent and utilities are allocated to the reportable segments based on relative headcount as a basis of relative usage. The Company has no intersegment sales and transfers, and does not allocate assets to the operating segments.

                                 WEBHIRE, INC.

                               SEPTEMBER 30, 2000

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(13)  BUSINESS SEGMENT INFORMATION (CONTINUED)

    The Company's reportable segments are strategic business units that offer different solutions tailored to a customer's needs. They are managed separately because each business requires different technology and sales and marketing strategies.

                                                     YEAR ENDED SEPTEMBER 30, 2000:
                                               ------------------------------------
                                               INTERNET AND   ENTERPRISE    TOTAL
                                               TRANSACTIONS    SOFTWARE    COMPANY
                                               ------------   ----------   --------
Revenue......................................    $  9,930       $14,874    $ 24,804
Gross (losses) profits.......................      (9,640)        9,322        (318)
Loss from operations.........................     (36,046)         (533)    (36,579)
Other income, net............................                                   545
                                                                           --------
Loss before income taxes.....................                              $(36,034)
                                                                           ========

                                                     YEAR ENDED SEPTEMBER 30, 1999:
                                               ------------------------------------
                                               INTERNET AND   ENTERPRISE    TOTAL
                                               TRANSACTIONS    SOFTWARE    COMPANY
                                               ------------   ----------   --------
Revenue......................................    $  5,056       $20,239    $ 25,295
Gross (losses) profits.......................      (5,654)       13,953       8,299
Loss from operations.........................     (16,928)         (314)    (17,242)
Other income, net............................                                   455
                                                                           --------
Loss before income taxes.....................                              $(16,787)
                                                                           ========

                                                     YEAR ENDED SEPTEMBER 30, 1998:
                                               ------------------------------------
                                               INTERNET AND   ENTERPRISE    TOTAL
                                               TRANSACTIONS    SOFTWARE    COMPANY
                                               ------------   ----------   --------
Revenue......................................    $  2,117       $28,738    $ 30,855
Gross profits................................          94        21,760      21,854
(Loss) income from operations................      (3,196)        4,527       1,331
Other income, net............................                                   593
                                                                           --------
Income before income taxes...................                              $  1,924
                                                                           ========

                                 WEBHIRE, INC.

                               SEPTEMBER 30, 2000

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(14)  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                         Q1 2000       Q2 2000       Q3 2000
                                       AS RESTATED   AS RESTATED   AS RESTATED   Q4 2000
                                       -----------   -----------   -----------   --------
Revenue..............................    $ 6,494       $ 6,283       $ 5,788     $ 6,239
Gross profit (loss)..................        848            95        (1,018)       (243)
Net loss.............................     (8,381)       (9,431)       (9,916)     (9,471)
Net loss per share...................    $  (.58)      $  (.65)      $  (.68)    $  (.51)

                                           Q1 1999    Q2 1999    Q3 1999    Q4 1999
                                           --------   --------   --------   --------
Revenue..................................  $ 6,402    $ 6,423    $ 6,146    $ 6,324
Gross profit.............................    3,391      1,970      1,271      1,667
Net loss.................................   (1,850)    (3,890)    (4,950)    (5,529)
Net loss per share.......................  $  (.20)   $  (.39)   $  (.49)   $  (.51)

(15)  SUBSEQUENT EVENT

    On December 29, 2000, the Company entered into a stock purchase agreement with @viso Limited ("@viso"), pursuant to which @viso agreed to purchase 1,087,500 shares of common stock for issuance to @viso or its designated investors at a price per share of $0.92, for an aggregate purchase price of approximately $1 million. The purchase price of $0.92 per share represents the average closing price of the common stock for the twenty days ending with the closing date of this agreement.

    On January 11, 2001, a major investor in the Company, which is a related party, provided the Company with a written commitment to support the Company's cash liquidity requirements through September of 2001, up to a maximum of $5 million, if necessary. In consideration of such commitment, the Company intends to issue warrants to the investor to purchase 500,000 shares of the Company's common stock at a price of $1.25 per share.

     REPORT OF INDEPENDENT ACCOUNTANTS ON THE FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Webhire, Inc.:

    Our audit of the consolidated financial statements referred to in our report dated October 30, 2000 except for the information presented in paragraph one and two of Note 15, for which the dates are December 29, 2000 and January 11, 2001, respectively, also included an audit of the financial statement schedule listed in Item 14 (a)(2) of this Form 10-K. In our opinion, this financial statement schedule as of and for the year ended September 30, 2000, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

October 30, 2000

                                                                     SCHEDULE II

                                 WEBHIRE, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                 YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

                                                      BALANCE,
                                                    BEGINNING OF    CHARGED                   BALANCE,
ALLOWANCE FOR DOUBTFUL ACCOUNTS                         YEAR       TO EXPENSE   WRITE-OFFS   END OF YEAR
-------------------------------                     ------------   ----------   ----------   -----------
Year ended September 30, 2000.....................      $700         $1,453        $566         $1,587
Year ended September 30, 1999.....................      $400         $  802        $502         $  700
Year ended September 30, 1998.....................      $320         $  495        $415         $  400