Form 10-Q
period 2000-12-31
WEBHIRE INC
filed 2001-02-13
CIK 1013322

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

               FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM______________ TO ______________

                        COMMISSION FILE NUMBER: 0-20735

                            ------------------------

                                 WEBHIRE, INC.

             (Exact name of Registrant as specified in its charter)

                DELAWARE                                     04-2935271
    (State or other jurisdiction of              (IRS Employer Identification No.)
     incorporation or organization)

   91 HARTWELL AVENUE, LEXINGTON, MA                           02421
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

                              TITLE OF EACH CLASS

Common stock, $.01 par value, shares outstanding at February 5, 2001: 22,527,034 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 WEBHIRE,  INC.

                                     INDEX

PART I--FINANCIAL INFORMATION

                                                                          PAGE
                                                                        --------
Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets at December 31, 2000 and
          September 30, 2000..........................................      3

          Consolidated Statements of Operations for the three months
          ended December 31, 2000 and December 31, 1999...............      4

          Consolidated Statements of Cash Flows for the three months
          ended December 31, 2000 and December 31, 1999...............      5

          Notes to Consolidated Financial Statements..................      6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................      9

Item 3.   Quantitative and Qualitative Disclosure About Market Risk...     18

PART II--OTHER INFORMATION

Item 1.   Legal Proceedings...........................................     19

Item 2.   Changes in Securities.......................................     19

Item 3.   Defaults upon Senior Securities.............................     19

Item 4.   Submission of Matters to a Vote of Security Holders.........     19

Item 5.   Other Information...........................................     19

Item 6.   Exhibits and Reports on Form 8-K............................     19

PART III--SIGNATURES..................................................     20

PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 WEBHIRE, INC.
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                              ------------   -------------
                                                                  2000           2000
                                                              ------------   -------------
                                                              (UNAUDITED)
                           ASSETS
Current Assets:
  Cash and cash equivalents.................................    $ 6,058         $12,135
  Short-term investments....................................      1,413           2,410
  Accounts and installments receivable, less allowance for
    doubtful accounts of $1,645 and $1,587 at December 31,
    2000 and September 30, 2000, respectively...............      3,153           4,772
  Other current assets......................................      2,074           1,684
                                                                -------         -------
    Total current assets....................................     12,698          21,001
                                                                -------         -------
Long-term installments receivable, net......................        131             153
Property and equipment, net.................................      4,119           4,248
Acquired technologies, net of accumulated amortization of
  $17,623 and $15,909 at December 31, 2000 and September 30,
  2000, respectively........................................      1,875           3,589
Intangible assets and goodwill, net of accumulated
  amortization of $2,293 and $1,748 at December 31, 2000 and
  September 30, 2000, respectively..........................      4,258           4,803
Other assets, net...........................................        499             509
                                                                -------         -------
    TOTAL ASSETS............................................    $23,580         $34,303
                                                                =======         =======

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of capital lease obligations..............    $   254         $   254
  Convertible notes payable.................................        925           3,425
  Accounts payable..........................................      2,372           1,504
  Accrued expenses..........................................      2,493           4,502
  Deferred revenue..........................................      6,679           8,145
                                                                -------         -------
    Total current liabilities...............................     12,723          17,830
                                                                -------         -------
Other liabilities...........................................        172             176
                                                                -------         -------
Commitments.................................................         --              --
                                                                -------         -------
Stockholders' Equity:
  Preferred stock, $.01 par value -- Authorized -- 5,000,000 shares, Issued and outstanding -- none at December 31,
    2000 and September 30, 2000.............................         --              --
  Common stock, $.01 par value -- Authorized -- 30,000,000
    shares, Issued -- 23,213,934 and 22,109,971 shares at
    December 31, 2000 and September 30, 2000, respectively,
    Outstanding -- 22,527,034 and 21,423,071 shares at
    December 31, 2000 and September 30, 2000,
    respectively............................................        232             221
  Additional paid-in capital................................     69,719          68,763
  Subscriptions receivable..................................     (1,000)             --
  Treasury stock, at cost -- 686,900 shares.................       (831)           (831)
  Accumulated deficit.......................................    (57,435)        (51,856)
                                                                -------         -------
    Total stockholders' equity..............................     10,685          16,297
                                                                -------         -------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..............    $23,580         $34,303
                                                                =======         =======

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                             STATEMENTS (UNAUDITED)

                                 WEBHIRE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
Revenue:
  Services revenue--Internet................................  $    3,261   $    1,877
  Services revenue--Enterprise..............................       2,188        3,216
  Product revenue...........................................         646        1,401
                                                              ----------   ----------
    Total revenue...........................................       6,095        6,494
                                                              ----------   ----------
Cost of Revenue:
  Services revenue--Internet................................       2,675        2,105
  Services revenue--Enterprise..............................         432        1,151
  Product revenue...........................................         215          178
  Amortization of acquired technologies.....................       1,714        2,212
                                                              ----------   ----------
    Total cost of revenue...................................       5,036        5,646
                                                              ----------   ----------
Gross profit................................................       1,059          848
                                                              ----------   ----------
Operating Expenses:
  Research and development..................................       2,456        2,946
  Sales and marketing.......................................       2,193        4,614
  General and administrative................................       1,600        1,820
  Amortization of intangible assets.........................         545          113
                                                              ----------   ----------
    Total operating expenses................................       6,794        9,493
                                                              ----------   ----------
Loss from operations........................................      (5,735)      (8,645)
Other income, net...........................................         156          264
                                                              ----------   ----------
Net loss....................................................  $   (5,579)  $   (8,381)
                                                              ==========   ==========
Basic and diluted net loss per common share.................  $     (.26)  $     (.58)
                                                              ==========   ==========
Basic and diluted weighted average number of common shares
  Outstanding...............................................  21,462,817   14,443,974
                                                              ==========   ==========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                             STATEMENTS (UNAUDITED)

                                 WEBHIRE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Cash Flows from Operating Activities:
  Net loss..................................................  $(5,579)   $(8,381)
Adjustments to reconcile net loss to net cash used in
  operating activities --
  Depreciation and amortization.............................    2,906      2,993
  Amortization of stock-based consideration.................       --        984
  Provision for doubtful accounts...........................      175        131
  Changes in assets and liabilities--
    Accounts and installments receivable....................    1,444     (1,099)
    Other current assets....................................     (389)    (1,633)
    Refundable income taxes.................................       --         (9)
    Long-term installments receivable.......................       22         37
    Accounts payable........................................      868        239
    Accrued expenses........................................   (2,010)       242
    Deferred revenue........................................   (1,465)     1,399
    Other liabilities.......................................       (4)       (39)
                                                              -------    -------
    Net cash used in operating activities...................   (4,032)    (5,136)
                                                              -------    -------
Cash Flows from Investing Activities:
  Purchases of acquired technologies and intangible
    assets..................................................   (2,500)    (1,557)
  Purchases of property and equipment.......................     (519)    (1,279)
  Purchases of short- and long-term investments.............   (2,668)   (12,902)
  Proceeds from sale and maturity of short- and long-term
    investments.............................................    3,665      2,827
  Change in other assets....................................       10        111
                                                              -------    -------
    Net cash used in investing activities...................   (2,012)   (12,800)
                                                              -------    -------
Cash Flows from Financing Activities:
  Payments of capital lease obligations.....................       --       (143)
  Proceeds from exercise of common stock options............       --        426
  Proceeds from employee stock purchase plan stock
    issuance................................................       49         68
  Issuance costs in connection with private placement.......      (82)        (5)
                                                              -------    -------
    Net cash (used in) provided by financing activities.....      (33)       346
                                                              -------    -------
Net decrease in Cash and Cash Equivalents...................   (6,077)   (17,590)
Cash and Cash Equivalents, beginning of period..............   12,135     20,126
                                                              -------    -------
Cash and Cash Equivalents, end of period....................  $ 6,058    $ 2,536
                                                              =======    =======
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for Interest..................  $   143    $    17
                                                              -------    -------
  Income taxes..............................................  $    --    $     9
                                                              -------    -------
Supplemental Disclosure of Noncash Financing Activities:
  Issuance of convertible notes and beneficial conversion
    feature in connection with HR Sites acquisition.........  $    --    $ 7,066
                                                              -------    -------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                             STATEMENTS (UNAUDITED)

                                 WEBHIRE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                               DECEMBER 31, 2000

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

    (B) PREPARATION OF FINANCIAL STATEMENTS

    The consolidated interim financial statements as of December 31, 2000 and for the three-month period ended December 31, 2000 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of recurring adjustments, necessary for a fair statement of the results for the interim period. The results for the interim period are not necessarily indicative of the results for the entire year. The consolidated financial statements should be read in conjunction with the consolidated financial statements of Webhire, Inc. for the year ended September 30, 2000 ("Fiscal 2000") included in its Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

    (C) RECENT ACCOUNTING STANDARDS

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

(2)  NET LOSS PER SHARE

    As a net loss is presented for the three-month periods ended December 31, 2000 and 1999, the loss per share was based only on the weighted average number of common shares outstanding.

    For the three-month periods ended December 31, 2000 and 1999, all 2,311,344 and 1,630,166 potential common shares, respectively, were excluded from the above calculation, as their effect would have been anti-dilutive due to the Company's net loss in those periods.

(3)  PRIVATE PLACEMENT OF COMMON STOCK

    On December 29, 2000, the Company entered into an agreement with @viso Limited ("@viso"), pursuant to which @viso agreed to purchase 1,087,500 shares of common stock for issuance to @viso or its designated investors at a price per share of $0.92, for an aggregate purchase price of approximately $1 million. The purchase price of $0.92 per share represents the average closing price of the common stock for the twenty days ending with the closing date of this agreement.

                                 WEBHIRE, INC.

                                  (UNAUDITED)

                               DECEMBER 31, 2000

(4)  YAHOO! INVESTMENT AND SERVICE AGREEMENT

    In connection with the service agreement between Yahoo! and the Company, the Company granted to Yahoo! warrants to purchase 199,218 shares of common stock at $4.95 per share. The warrants were accounted for under the variable method of accounting. The warrants fully vested on June 3, 2000. The Company recognized the expense related to the warrants over the vesting period. For the three-month period ended December 31, 1999, the Company recorded a charge of $984,000 in sales and marketing costs in the accompanying consolidated statement of operations.

(5)  ACQUIRED TECHNOLOGIES AND INTANGIBLES

    On December 13, 1999, the Company acquired certain assets of Human Resources Sites International, Inc. ("HR Sites") in exchange for $1.5 million in cash plus junior subordinated convertible promissory notes (the "Notes") with a face amount totaling $3.425 million. HR Sites was the developer of an Internet job-posting platform that provided online job posting connections to more than 2,000 career sites and Internet news groups. The Notes contain a beneficial conversion feature enabling the holder to convert the principal and any accrued interest into the Company's common stock one day prior to the scheduled maturities, or one day prior to redemption by the Company, at a price of $9.68 per share. The Company may redeem the Notes at any time on or after January 1, 2000 at its sole discretion. The Notes are also convertible upon a change in control of the Company. The Company's common stock price on the dates the Notes were executed at December 13, 1999 was $17.75. The conversion price is subject to adjustment upon certain anti-dilution events. The Notes contain the same terms other than differing maturities. The interest rate on both Notes is 5.6% per annum. The Notes consist of principal amounts of $2.5 million, which was repaid on December 14, 2000, and $0.925 million maturing on March 14, 2001.

(6)  BUSINESS SEGMENT INFORMATION

    The Company has two reportable segments: 1)enterprise software solutions and
2)Internet and transaction-based solutions, the latter of which started to emerge in Fiscal 1997 with the offering of outsourced services (e.g., resume scanning, acknowledgement letters). The Internet and transaction-based solutions segment provides outsourced management of private candidate pools via WEBHIRE RECRUITER, subscription services to public resume pools and job-posting sites, resume scanning, reference checking and other fee-based staffing functions. The enterprise software solutions segment provides perpetual licenses to the Company's software products and the related maintenance, training, implementation and consulting services in support of such licenses.

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Expenses such as depreciation, rent and utilities are allocated to the reportable segments based on relative headcount as a basis of relative usage. The Company has no intersegment sales and transfers, and does not allocate assets to the operating segments.

                                 WEBHIRE, INC.

                                  (UNAUDITED)

                               DECEMBER 31, 2000

(6)  BUSINESS SEGMENT INFORMATION (CONTINUED)
    The Company's reportable segments are strategic business units that offer different solutions tailored to a customer's needs.

                                              THREE MONTHS ENDED DECEMBER 31, 2000:
                                             ---------------------------------------
                                             INTERNET AND   ENTERPRISE      TOTAL
                                             TRANSACTIONS    SOFTWARE      COMPANY
                                             ------------   ----------   -----------
Revenue....................................    3,261,000    2,834,000     6,095,000
Gross (loss) profit........................   (1,128,000)   2,187,000     1,059,000
Loss from operations.......................                              (5,735,000)
Other income, net..........................                                 156,000
                                                                         ----------
Loss before income taxes...................                              (5,579,000)
                                                                         ==========

                                              THREE MONTHS ENDED DECEMBER 31, 1999:
                                             ---------------------------------------
                                             INTERNET AND   ENTERPRISE      TOTAL
                                             TRANSACTIONS    SOFTWARE      COMPANY
                                             ------------   ----------   -----------
Revenue....................................    1,877,000    4,617,000     6,494,000
Gross (loss) profit........................   (2,440,000)   3,288,000       848,000
Loss from operations.......................                              (8,645,000)
Other income, net..........................                                 264,000
                                                                         ----------
Loss before income taxes...................                              (8,381,000)
                                                                         ==========

(7)  SUBSEQUENT EVENT

    On January 11, 2001, a major investor in the Company, which is a related party, provided the Company with a written commitment to support the Company's cash liquidity requirements through September 2001, up to a maximum of $5 million, if necessary. In consideration of such commitment, the Company intends to issue warrants to the investor to purchase 500,000 shares of the Company's common stock at a price of $1.25 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 WEBHIRE, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               FOR THE THREE-MONTH PERIOD ENDED DECEMBER 31, 2000

    THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES AND EXCHANGE ACT OF 1934, AS AMENDED. FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS "ANTICIPATES", "BELIEVES", "EXPECTS", "INTENDS", "FUTURE", AND WORDS OF SIMILAR IMPORT WHICH EXPRESS MANAGEMENT'S BELIEF, EXPECTATIONS OR INTENTIONS REGARDING THE COMPANY'S FUTURE PERFORMANCE. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY HAS NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM ITS HISTORICAL OPERATING RESULTS AND FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING, WITHOUT LIMITATION, THOSE SET FORTH BELOW UNDER "FACTORS AFFECTING FUTURE OPERATING RESULTS".

CONSOLIDATED RESULTS OF OPERATIONS
  (IN THOUSANDS)

    REVENUE

    Total revenue for the three-month period ended December 31, 2000 was $6,095 compared to $6,494 for the three-month period ended December 31, 1999.

    SERVICES REVENUE.

    Services revenue--Internet increased 74% to $3,261 for the three months ended December 31, 2000 from $1,877 for the three months ended December 31, 1999. The increase was attributable to the continued growth of the WEBHIRE RECRUITER customer base, an increase in average selling price and the addition of OUTSOURCED WEBHIRE ENTERPRISE, introduced in January 2000, and JOB SITE HOSTING, introduced in April 2000. The Company expects that Internet revenues will continue to grow as a percentage of total revenue.

    Services revenue--Enterprise was $2,188 for the three months ended December 31, 2000 compared to $3,216 for the three months ended December 31, 1999. The decrease is primarily attributable to a reduction in maintenance revenues as contracts expired and customers shifted toward our ASP model.

    PRODUCT REVENUE. Product revenue, which relates to the enterprise software solutions segment, was $646 for the three months ended December 31, 2000 compared to $1,401 for the three months ended December 31, 1999. The decrease is primarily attributable to the Company's transition to an Internet/ intranet product line.

    COST OF REVENUE

    COST OF SERVICES REVENUE.

    Cost of services revenue--Internet increased 27% to $2,675 for the three months ended December 31, 2000 from $2,105 for the comparable Fiscal 2000 period. The increase in absolute dollars is principally attributable to costs associated with supporting the expanding WEBHIRE RECRUITER customer base and additional service offerings added during the prior fiscal year. Internet gross margins, excluding amortization of acquired technologies, improved to 18% for the first quarter of Fiscal 2001 from negative 12% for the comparable Fiscal 2000 period. The Company expects gross margins to continue to improve due to the combination of increased operational efficiencies and higher average selling prices.

    Cost of services revenue--Enterprise decreased 62% to $432 for the period ended December 31, 2000 from $1,151 for the comparable Fiscal 2000 period. The decrease is due to headcount reductions and the redirection of resources to the Internet and transaction-based solutions segment.

    COST OF PRODUCT REVENUE. Cost of product revenue represented 33% of total product revenue for the three months ended December 31, 2000 compared to 13% for the three months ended December 31, 1999. The percentage increase is due primarily to increased royalties due under a third-party licensing arrangement.

    AMORTIZATION OF ACQUIRED TECHNOLOGIES. Amortization of acquired technologies was $1,714 and $2,212 for the three months ended December 31, 2000 and 1999, respectively. In connection with the acquisition of HR Sites during Fiscal 2000 the Company recorded acquired technology which is being amortized over a three-year estimated life. In connection with an asset purchase from Amazon and the acquisition of HireWorks, Inc., during Fiscal 1999 the Company recorded acquired technologies which are being amortized over a two-year estimated life from the respective transaction dates.

    OPERATING EXPENSES

    RESEARCH AND DEVELOPMENT. Research and development expenses were $2,456 or 40% of total revenue for the three months ended December 31, 2000 as compared to $2,946 or 45% of total revenue for the comparable Fiscal 2000 period. The decrease is primarily due to a reduction in headcount and consulting expenses.

    SALES AND MARKETING. Sales and marketing expenses were $2,193 or 36% of total revenue for the three months ended December 31, 2000 as compared to $4,614 or 71% of total revenue for the comparable Fiscal 2000 period. The decrease in absolute dollars is primarily due to a $984 charge for warrants recorded in the first quarter of Fiscal 2000, and a reduction in advertising costs as the Company opted not to renew a joint marketing program with a third party. The Company expects that sales and marketing expenses may vary from quarter to quarter as a percentage of total revenue.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses were $1,600 or 26% of total revenue for the three months ended December 31, 2000 as compared to $1,820 or 28% of total revenue for the comparable three-month period of Fiscal 2000. The absolute dollar decrease for the three-month period of Fiscal 2001 as compared to Fiscal 2000 is primarily the result of a $150 penalty for an early cancellation of a sales office lease recorded in the first quarter of Fiscal 2000.

    OTHER INCOME, NET

    Other income, net decreased to $156 for the three-month period ended December 31, 2000 from $264 for the comparable Fiscal 2000 period. Other income consists primarily of interest earned on investments offset by accrued interest on convertible notes payable.

RECENT ACCOUNTING PRONOUNCEMENTS

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

LIQUIDITY AND CAPITAL RESOURCES
  (IN THOUSANDS)

    At December 31, 2000, the Company had cash and cash equivalents and short-term investments of $7,471, a decrease of $7,074 from $14,545 at September 30, 2000.

    Cash used in operating activities was $4,032 during the three-month period ended December 31, 2000. Use of cash in operating activities consisted mainly of the net loss for the three-month period of $5,579, the offsetting effects of depreciation and amortization of $2,906 and fluctuations in certain assets and liabilities.

    The Company used $2,012 in investing activities during the first quarter of Fiscal 2001, principally for the payment of a note payable of $2,500 issued in connection with previously acquired technologies and intangible assets and the purchase of property and equipment of $519 (primarily computer equipment) partially offset by the net maturities of short-term investments of $997.

    Net cash used in financing activities for the three-month period ended December 31, 2000 was $33.

    The Company has adopted Statement of Financial Accounting Standards No.133 ("SFAS 133"), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The adoption of this standard did not have a material impact on the Company's consolidated financial statements. To date, the Company has not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. Cash has been, and the Company contemplates that it will continue to be, invested in interest-bearing, investment grade securities.

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

IF WE ARE UNABLE TO OBTAIN ADDITIONAL CAPITAL AS NEEDED IN THE FUTURE, OUR BUSINESS MAY BE ADVERSELY AFFECTED.

    Because we completed a $16,000,000 round of financing on August 10, 2000 and had $1,000,000 invested in us on December 29, 2000, we currently anticipate that our available cash will be sufficient to meet our anticipated working capital and capital expenditure requirements through the near term. However, we may need to raise additional capital to meet our current needs and also, in the longer term, to fund more rapid expansion to develop new services, to enhance existing services in response to competitive pressures, and to acquire complementary services, businesses or technologies. In the event our operations are not profitable or do not generate sufficient cash to fund the business, or if we fail to receive money to meet our obligations, we may have to substantially cut back our level of operations. These reductions could, in turn, affect our relationships with our strategic partners and customers and threaten our ability to continue as an ongoing concern. If we raise additional funds through further issuances of equity or convertible debt securities, the percentage of ownership of our current stockholders will be reduced and such securities may have rights, preferences and privileges senior to those of our current stockholders. In addition, we may not be able to obtain such financing on terms favorable to us, if at all. If adequate funds are not available or are not available on terms favorable to us, our business, financial condition and results of operations could be materially and adversely affected.

TO COMPETE EFFECTIVELY, WE MUST ADAPT QUICKLY TO ADVANCES IN TECHNOLOGY AND CHANGES IN CUSTOMER REQUIREMENTS.

    The market for automated recruiting products and services is undergoing rapid changes, including continuing advances in technology and changes in customer requirements and preferences. These market dynamics have been amplified by the emergence of the Internet as a tool for recruiting solutions. Our future success will depend in significant part on our ability to continually improve the performance, features and reliability of our software and services in response to the evolving demands of the marketplace and competitive product offerings. Any failure on our part to quickly develop products and services that address changes in technology or customer demands will likely result in loss of market share to a competitor.

OUR BUSINESS MODEL IS NOT YET FULLY PROVEN.

    In Fiscal 1998 we expanded our technology into products and services that could be offered over the Internet to foster long-term growth. Since that time, revenue from Internet-based transactions has grown in relation to revenue from Webhire's software licensing and maintenance business, becoming a majority of our total revenue for the first time in the first quarter of Fiscal 2001. We expect our reliance on Internet-based transactions for revenues to continue to increase in the future, and we expect product revenue from software license sales and maintenance to continue to become a smaller component of our revenue over time. Our long-term business model and profit potential are not yet fully proven. To be successful, we must develop and market online recruitment offerings that achieve broad market acceptance by employers, job seekers and interactive media companies. It is possible that we will be required to further adapt our business model in response to additional changes in the online recruitment market or if our current business model is not successful. If we are not able to anticipate changes in the online recruitment market or if our business model is not successful, our business, financial condition and results of operations will be materially and adversely affected.

WE MAY BE UNABLE TO CONTINUE TO BUILD CUSTOMER AWARENESS.

    We believe that continuing to build brand recognition is critical to achieving widespread acceptance of our online recruitment offerings. Brand recognition is a key differentiating factor among providers of online recruitment offerings and we believe it could become more important as competition in the online recruitment market increases. We may find it necessary to accelerate expenditures on our sales and marketing efforts or otherwise increase our financial commitment to creating and maintaining brand awareness among potential customers. If we fail to successfully promote and maintain our brand or incur significant expenses in promoting our brand, our business, financial condition and results of operations could be materially and adversely affected.

THE DEMAND FOR AUTOMATED RECRUITING SOFTWARE AND SERVICES MAY FAIL TO GROW AND GENERATE BUSINESS.

    Our future success substantially depends on broader recognition of the potential benefits of automated recruiting software and services and the growth in demand for these products and services. It is difficult to assess the size of the market that will develop and the rate at which it will develop. If the market does not develop as we anticipate, or if it develops more slowly than we expect, our business, financial condition and results of operations will be materially and adversely affected.

OUR BUSINESS IS DEPENDENT ON THE CONTINUED DEVELOPMENT AND MAINTENANCE OF THE INTERNET INFRASTRUCTURE.

    Our success will depend, in large part, upon the continued development and maintenance of the Internet infrastructure as a reliable network backbone with the necessary speed, data capacity and security, and timely development of enabling products, such as high-speed modems, for providing reliable Internet access and services. We cannot assure you that the Internet infrastructure will continue to effectively support the demands placed on it as the Internet continues to experience increased numbers of users, greater frequency of use or increased bandwidth requirements of users. Even if the necessary infrastructure or technologies are developed, we may have to spend considerable resources to adapt our offerings accordingly. Furthermore, in the past, the Internet has experienced a variety of outages and other delays. Any future outages or delays could affect the Internet sites on which our customers' job advertisements are posted and the willingness of employers and job seekers to use our online recruitment offerings. If any of these events occur, our business, financial condition and results of operations could be materially and adversely affected.

OUR BUSINESS IS DEPENDENT ON THE CONTINUED GROWTH OF THE INTERNET AS A RECRUITING MEDIUM.

    Our future is highly dependent on the continuing increase in the use of the Internet as a recruiting medium. The online recruitment market is rapidly evolving, and we cannot yet gauge its effectiveness as compared to traditional recruiting methods. As a result, demand and market acceptance of online recruitment offerings are uncertain. The adoption of online recruiting, particularly by those entities that have historically relied upon traditional methods of recruiting, requires the acceptance of a new way of conducting business, exchanging information and advertising for jobs. We cannot assure you that the online recruitment market will continue to emerge or become sustainable. If the online recruitment market develops more slowly than we expect, our business, financial condition and results of operations will be materially and adversely affected.

OUR COMPUTER SYSTEMS COULD FAIL OR OVERLOAD.

    The success of our online recruitment offerings depends highly on the efficient and uninterrupted operation of our computer and communications systems. Power loss, telecommunications failures, computer viruses, electronic break-ins or other similar disruptive problems could damage or cause interruptions in these systems. If our systems are affected by any of these occurrences, our business, financial condition and results of operations could be materially and adversely affected. Our insurance policies may not cover, or if covered, may not adequately compensate us for, any losses that may occur due to any failures or interruptions in our systems. We do not presently have any secondary "off-site" systems or a formal disaster recovery plan.

    In addition, we must accommodate a high volume of traffic and deliver frequently updated information. Our web sites have in the past and may in the future experience slower response times or decreased traffic for a variety of reasons. In addition, our users depend on Internet service providers and other Internet site operators for access to our web sites. Many of the Internet service providers have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems.

    If we experience any of these problems, our business, financial condition and results of operations could be materially and adversely affected.

OUR NEW PRODUCT INTRODUCTIONS MAY HAVE DEFECTS WHICH COULD RESULT IN ADVERSE PUBLICITY OR HAVE OTHER NEGATIVE EFFECTS.

    As the marketplace for recruiting solutions continues to evolve, we plan to develop and introduce new products and services to enable us to effectively meet the changing needs of the market. Products as complex as the ones that we offer may contain undetected errors when first introduced or when new versions are released. In the past, despite prior testing, we have discovered software errors in some of our products after their introduction. Product defects may result in adverse publicity, loss of or delay in market acceptance, injury to our reputation and brand awareness, or claims against us, any one of which could have a material adverse effect on our business, financial condition and results of operations.

WE HAVE SIGNIFICANT COMPETITION FROM A VARIETY OF SOURCES.

    The market for recruitment solutions is intensely competitive and highly fragmented. Although few companies directly compete with us, there are a large number of job boards, search firms, and Internet portal sites that are vying for their share of the overall corporate recruiting budget. We expect to face additional competition as other established and emerging companies, including print media companies and employee recruiting agencies with established brands, enter the online recruitment market.

    Many of our current and potential competitors have significantly greater financial, technical, marketing and other resources than we do. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships to expand their offerings and to offer more comprehensive solutions.

    We believe that there will be rapid business consolidation in the online recruitment industry. Accordingly, new competitors may emerge and rapidly acquire significant market share. In addition, new technologies will likely increase the competitive pressures that we face. The development of competing technologies by market participants or the emergence of new industry standards may adversely affect our competitive position. An increase in competition could result in price reductions, limitations of access to key content on the Internet, render our existing software and services obsolete or unmarketable and/or result in loss of market share.

WE MUST MANAGE OUR GROWTH IN ORDER TO ACHIEVE DESIRED RESULTS.

    The evolution of our business and the expansion of our customer base has resulted in substantial growth in the scope of our operations over the last few years. Our future results of operations will depend in part on the ability of our officers and other key employees to continue to implement our operational, customer support, and financial control systems and to expand, train, and manage our employee base.

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

OUR OPERATING RESULTS MAY BE SUBJECT TO SIGNIFICANT QUARTERLY FLUCTUATIONS.

    Our results of operations have been, and may in the future be, subject to significant quarterly fluctuations. Such fluctuations could be due to a variety of factors, including the following:

    - the fact that our software license revenue (as opposed to our Internet-based service revenue) consists of a relatively small number of large dollar transactions and, as a result, may fluctuate significantly from one quarter to another if the number of transactions completed varies slightly;

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

OUR BUSINESS MAY EXPERIENCE NEGATIVE EFFECTS FROM A SLOWDOWN IN THE U.S. AND/OR GLOBAL ECONOMIES.

    In recent months, a downward trend in leading economic indicators points to a slowing of the U.S. economy. Customer demand in the markets in which our Company does business could experience the negative effects of a slowdown in the U.S. and/or global economies. As a result, downturns in the U.S.

and/or global economies could have a material adverse effect on our Company's business, financial condition, results of operations or prospects.

AFFILIATES OF SOFTBANK CORP. BENEFICIALLY OWN APPROXIMATELY 35% OF OUR OUTSTANDING STOCK, ARE REPRESENTED ON OUR BOARD OF DIRECTORS AND HAVE RIGHTS TO PARTICIPATE IN CERTAIN OF OUR TRANSACTIONS. SOFTBANK'S INTERESTS COULD CONFLICT WITH YOUR INTERESTS AND SIGNIFICANT SALES OF STOCK HELD BY IT COULD HAVE A NEGATIVE EFFECT ON OUR STOCK PRICE.

    Affiliates of SOFTBANK Corp. currently beneficially own approximately 35% of our outstanding common stock, which includes approximately 1% owned by Yahoo! Inc., a SOFTBANK affiliate in which SOFTBANK is a major investor. As a result of their stock ownership, SOFTBANK and its affiliates have significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and their interests could conflict with those of other stockholders. Such concentration of ownership may also have the effect of delaying or preventing a change in control of Webhire. In addition, sales of significant amounts of shares held by these entities, or the prospect of these sales, could adversely affect the market price of our common stock.

    SOFTBANK has the right to nominate two members of our Board of Directors, which currently consists of six members (one of whom is a SOFTBANK representative), and for so long as SOFTBANK or its affiliates continues to hold at least 10% of our outstanding common stock, it is entitled to nominate one director each time a class of directors in which one of its representatives serves is subject to election. Further, one of SOFTBANK's directors is entitled to serve as a member of the audit committee and compensation committee of Webhire's Board of Directors. As a result, SOFTBANK has significant influence on all matters requiring the approval of the Board of Directors.

    In addition, in the event we propose to enter into a joint venture for operations in the United Kingdom, continental Europe or Japan or a business transaction with any competitor of SOFTBANK's affiliate ZDNet, we are required by the terms of the stock purchase agreement pursuant to which SOFTBANK acquired our common stock to offer SOFTBANK or one of its affiliates the opportunity to participate in the transaction on terms and conditions mutually acceptable to us and them. As a result of these contractual obligations, potential third parties may be reluctant to negotiate joint ventures or business transactions with us because they know SOFTBANK and its affiliates will be given the opportunity to participate in such transactions.

KORN/FERRY BENEFICIALLY OWNS APPROXIMATELY 15% OF OUR OUTSTANDING STOCK, IS REPRESENTED ON OUR BOARD OF DIRECTORS AND HAS RIGHTS WITH RESPECT TO CERTAIN WEBHIRE TRANSACTIONS. KORN/FERRY'S INTERESTS COULD CONFLICT WITH YOUR INTERESTS AND SIGNIFICANT SALES OF STOCK HELD BY IT COULD HAVE A NEGATIVE EFFECT ON OUR STOCK PRICE.

    Korn/Ferry International currently beneficially owns approximately 15% of our outstanding common stock. As a result of its stock ownership, Korn/Ferry has significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and its interests could conflict with those of other stockholders. In addition, under the terms of the stock purchase agreement pursuant to which Korn/Ferry acquired our common stock, for so long as Korn Ferry continues to hold at least 5% of our common stock, we are required to first negotiate with Korn/Ferry in the event of a potential sale or acquisition of Webhire or a substantial stock issuance by us. Such concentration of ownership and such contractual obligation may also have the effect of delaying or preventing a change in control of Webhire. In addition, sales of significant amounts of shares held by Korn/Ferry, or the prospect of these sales, could adversely affect the market price of our common stock.

    Korn/Ferry has the right to nominate one member of our Board of Directors, which currently consists of six members (one of whom is a Korn/Ferry representative), and for so long as Korn/Ferry continues to hold at least 5% of our outstanding common stock, it is entitled to nominate one director each time the class of directors in which its representative serves is subject to election. As a result, Korn/Ferry has significant influence on all matters requiring the approval of Webhire's Board of Directors.

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

    - adverse business developments that have an impact on Webhire;

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

WE MAY BE SUBJECT TO COSTLY INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS.

    As the number of products and services in our industry increases and as recruiting solutions further overlap, the likelihood that our current or future products may become subject to intellectual property infringement claims increases. Although we are not currently the subject of any intellectual property litigation, there has been substantial litigation regarding copyright, patent and other intellectual property rights involving computer software companies. Any claims or litigation, with or without merit, could be costly and could divert management's attention, which could have a material adverse effect on our business, financial condition and results of operations. Adverse determinations in such claims or litigation may require us to obtain a license and/or pay damages, which could also have a material adverse effect on our business, financial condition and results of operations.

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

ANTI-TAKEOVER PROVISIONS COULD MAKE IT MORE DIFFICULT FOR A THIRD PARTY TO ACQUIRE US.

    Our Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of common stock may be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change of control of Webhire without further action by the stockholders and may adversely affect the voting and other rights of the holders of common stock. We have no present plans to issue shares of preferred stock. Further, certain provisions of our charter documents, including provisions providing for a staggered board of directors and limiting the ability of stockholders to raise matters at a meeting of stockholders without giving advance notice, may have the effect of delaying or preventing changes in control or management of Webhire, which could have an adverse effect on the market price of our common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    There have been no significant changes in the Company's market risks since the year ended September 30, 2000. For more information please read the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2000.

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

Item 2. Changes in Securities and Use or Proceeds

    On December 29, 2000, the Company entered into an agreement with @viso Limited ("@viso"), pursuant to which @viso agreed to purchase 1,087,500 shares of common stock for issuance to @viso or its designated investors at a price per share of $0.92, for an aggregate purchase price of approximately $1 million. The purchase price of $0.92 per share represents the average closing price of the common stock for the twenty days ending with the closing date of this agreement. The Company sold the shares of common stock to this accredited investor under the exemption from registration provided by Rule 506 promulgated under the Securities Act of 1933. The proceeds from the sale of these shares of common stock are being used for general working capital purposes.

Item 3. Defaults upon Senior Securities

    None

Item 4. Submission of Matters to a Vote of Security Holders

    None

Item 5. Other Information

    None

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits furnished as Exhibits hereto:

EXHIBIT NO.  DESCRIPTION
-----------  -----------

    (b) No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2000.

                                 WEBHIRE, INC.

PART III--SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       WEBHIRE, INC.

                                                                       /s/ MARTIN J. FAHEY
                                                            -----------------------------------------
                                                                         Martin J. Fahey
                                                                     CHIEF EXECUTIVE OFFICER

                                                                      /s/ STEPHEN D. ALLISON
                                                            -----------------------------------------
                                                                        Stephen D. Allison
                                                                     CHIEF FINANCIAL OFFICER

Date: February 13, 2001