Form 10-Q
period 2001-03-31
WEBHIRE INC
filed 2001-05-14
CIK 1013322

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
                                       or

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-20735

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

                              TITLE OF EACH CLASS

  Common stock, $.01 par value, shares outstanding at May 14, 2001: 22,553,411 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 WEBHIRE, INC.
                                     INDEX

PART I--FINANCIAL INFORMATION

                                                                            PAGE
                                                                          --------
Item 1.    Consolidated Financial Statements

           Consolidated Balance Sheets at March 31, 2001 (unaudited)
           and September 30, 2000......................................       3

           Consolidated Statements of Operations for the three and six months ended March 31, 2001 and March 31, 2000
           (unaudited).................................................       4

           Consolidated Statements of Cash Flows for the six months
           ended March 31, 2001 and March 31, 2000 (unaudited).........       5

           Notes to Consolidated Financial Statements (unaudited)......       6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................      10

Item 3.    Quantitative and Qualitative Disclosure about Market Risk...      20

PART II--OTHER INFORMATION

Item 1.    Legal Proceedings...........................................      21

Item 2.    Changes in Securities and Use of Proceeds...................      21

Item 3.    Defaults upon Senior Securities.............................      21

Item 4.    Submission of Matters to a Vote of Security Holders.........      21

Item 5.    Other Information...........................................      21

Item 6.    Exhibits and Reports on Form 8-K............................      21

PART III--SIGNATURES...................................................      22

PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 WEBHIRE, INC.

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                               MARCH 31,    SEPTEMBER 30,
                                                              -----------   -------------
                                                                 2001           2000
                                                              -----------   -------------
                                                              (UNAUDITED)
                           ASSETS
Current Assets:
  Cash and cash equivalents.................................    $ 7,209        $12,135
  Short-term investments....................................      1,111          2,410
  Accounts and installments receivable, less allowance for
    doubtful accounts of $1,480 and $1,587 at March 31, 2001
    and September 30, 2000, respectively....................      1,667          4,772
Other current assets........................................      1,983          1,684
                                                                -------        -------
      Total current assets..................................     11,970         21,001
Long-term installments receivable, net......................        109            153
Property and equipment, net.................................      3,470          4,248
Acquired technologies, net of accumulated amortization of
  $18,061 and $15,909 at March 31, 2001 and September 30,
  2000, respectively........................................      1,437          3,589
Intangible assets and goodwill, net of accumulated
  amortization of $2,838 and $1,748 at March 31, 2001 and
  September 30, 2000, respectively..........................      3,713          4,803
Other assets................................................        400            509
                                                                -------        -------
      TOTAL ASSETS..........................................    $21,099        $34,303
                                                                =======        =======
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of capital lease obligations..............    $   254        $   254
  Convertible notes payable.................................        666          3,425
  Notes payable--bank.......................................      1,500             --
  Accounts payable..........................................      1,533          1,504
  Accrued expenses..........................................      2,109          4,502
  Deferred revenue..........................................      5,953          8,145
                                                                -------        -------
      Total current liabilities.............................     12,015         17,830
                                                                -------        -------
Other liabilities...........................................        166            176
                                                                -------        -------
Stockholders' Equity:
  Preferred stock, $.01 par value--Authorized--5,000,000
    shares, Issued and outstanding--none at March 31, 2001
    and September 30, 2000..................................         --             --
  Common stock, $.01 par value--Authorized--30,000,000
    shares, Issued--23,213,934 and 22,109,971 shares at
    March 31, 2001 and September 30, 2000, respectively,
    Outstanding--22,527,034 and 21,423,071 shares at
    March 31, 2001 and September 30, 2000, respectively.....        232            221
Additional paid-in capital..................................     70,028         68,763
Treasury stock, at cost--686,900 shares.....................       (831)          (831)
Accumulated deficit.........................................    (60,511)       (51,856)
                                                                -------        -------
      Total stockholders' equity............................      8,918         16,297
                                                                -------        -------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............    $21,099        $34,303
                                                                =======        =======

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                             STATEMENTS (UNAUDITED)

                                 WEBHIRE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                    MARCH 31,                   MARCH 31,
                                            -------------------------   -------------------------
                                               2001          2000          2001          2000
                                            -----------   -----------   -----------   -----------
Revenue:
  Services revenue--Internet..............  $     3,189   $     2,240   $     6,619   $     4,117
  Services revenue--Enterprise............        2,119         2,659         4,307         5,874
  Product revenue.........................          149         1,384           795         2,785
                                            -----------   -----------   -----------   -----------
      Total revenue.......................        5,457         6,283        11,721        12,776
                                            -----------   -----------   -----------   -----------
Cost of Revenue:
  Services revenue--Internet..............        2,467         2,455         5,312         4,560
  Services revenue--Enterprise............          350         1,045           781         2,196
  Product revenue.........................            3           337           218           515
  Amortization of acquired technologies...          438         2,351         2,152         4,563
                                            -----------   -----------   -----------   -----------
      Total cost of revenue...............        3,258         6,188         8,463        11,834
                                            -----------   -----------   -----------   -----------
Gross profit..............................        2,199            95         3,258           942
                                            -----------   -----------   -----------   -----------
Operating Expenses:
  Research and development................        1,628         3,396         4,084         6,343
  Sales and marketing.....................        1,904         3,356         4,097         6,986
  General and administrative..............        1,433         1,593         3,033         3,412
  Amortization of intangible assets.......          545           546         1,090           658
  Amortization of stock-based
    consideration.........................           --           749            --         1,733
                                            -----------   -----------   -----------   -----------
      Total operating expenses............        5,510         9,640        12,304        19,132
                                            -----------   -----------   -----------   -----------
Loss from operations......................       (3,311)       (9,545)       (9,046)      (18,190)
                                            -----------   -----------   -----------   -----------
Other Income (Expense):
  Non-cash interest on warrants issued....         (309)           --          (309)           --
  Other income, net.......................          545           114           700           378
                                            -----------   -----------   -----------   -----------
      Total other income..................          236           114           391           378
                                            -----------   -----------   -----------   -----------
Net loss..................................  $    (3,075)  $    (9,431)  $    (8,655)  $   (17,812)
                                            ===========   ===========   ===========   ===========

Basic and diluted net loss per common
  share...................................  $      (.14)  $      (.65)  $      (.39)  $     (1.23)
                                            ===========   ===========   ===========   ===========

Basic and diluted weighted average number
  of common shares outstanding............   22,527,034    14,565,390    21,989,078    14,504,350
                                            ===========   ===========   ===========   ===========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                             STATEMENTS (UNAUDITED)

                                 WEBHIRE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Cash Flows from Operating Activities:
  Net loss..................................................  $(8,655)   $(17,812)
Adjustments to reconcile net loss to net cash used in
  operating activities--
  Depreciation and amortization.............................    4,498       6,555
  Amortization of stock-based consideration.................      309       1,733
  Provision for doubtful accounts...........................      175         131
  Gain on sale of assets....................................     (120)         --
  Changes in assets and liabilities--
    Accounts and installments receivable....................    2,930      (2,412)
    Other current assets....................................     (299)     (1,008)
    Refundable income taxes.................................       --         179
    Long-term installments receivable.......................       44         247
    Accounts payable........................................       29         109
    Accrued expenses........................................   (2,394)        113
    Deferred revenue........................................   (2,191)      1,787
    Other liabilities.......................................      (11)        (43)
                                                              -------    --------
      Net cash used in operating activities.................   (5,685)    (10,421)
                                                              -------    --------
Cash Flows from Investing Activities:
  Purchases of acquired technologies and intangible
    assets..................................................   (2,759)     (1,570)
  Purchases of property and equipment.......................     (580)     (1,730)
  Proceeds from sale of assets..............................      223          --
  Purchases of short- and long-term investments.............  (22,102)    (39,600)
  Proceeds from sale and maturity of short- and long-term
    investments.............................................   23,402      35,540
  Change in other assets....................................      108         114
                                                              -------    --------
      Net cash used in investing activities.................   (1,708)     (7,246)
                                                              -------    --------
Cash Flows from Financing Activities:
  Proceeds from line of credit..............................    1,500          --
  Proceeds from issuance of common stock in connection with
    private placement.......................................    1,000          --
  Issuance costs in connection with private placement from
    common stock............................................      (82)        (57)
  Proceeds from employee stock purchase plan stock
    issuance................................................       49          68
  Proceeds from exercise of common stock options............       --         760
  Payments of capital lease obligations.....................       --        (294)
                                                              -------    --------
      Net cash provided by financing activities.............    2,467         477
                                                              -------    --------
Net decrease in Cash and Cash Equivalents...................   (4,926)    (17,190)
Cash and Cash Equivalents, beginning of period..............   12,135      20,126
                                                              -------    --------
Cash and Cash Equivalents, end of period....................  $ 7,209    $  2,936
                                                              =======    ========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for
    Interest................................................  $   208    $     70
                                                              -------    --------
    Income taxes............................................  $    15    $     15
                                                              -------    --------
Supplemental Disclosure of Noncash Financing Activities:
  Issuance of warrants and non-cash interest expense in
    connection with financing commitment....................  $   309    $     --
                                                              -------    --------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                             STATEMENTS (UNAUDITED)

                                 WEBHIRE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                                 MARCH 31, 2001

(1) ACCOUNTING POLICIES

    (A)  BASIS OF PRESENTATION

    The accompanying consolidated financial statements include the accounts of Webhire, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany transactions and balances have been eliminated.

    (B)  PREPARATION OF FINANCIAL STATEMENTS

    As permitted by the rules of the Securities Exchange Commission applicable to Quarterly Reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles.

    The consolidated interim financial statements as of March 31, 2001 and 2000 and for the three and six-month periods ended March 31, 2001 and 2000 are unaudited; however, in the opinion of the Company's management, the interim data include all adjustments, consisting only of recurring adjustments, necessary for a fair statement of the results for the interim period. The results for the interim period are not necessarily indicative of the results for the entire year. The consolidated financial statements should be read in conjunction with the consolidated financial statements of Webhire, Inc. for the year ended September 30, 2000 ("Fiscal 2000") included in its Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

    (C)  RECENT ACCOUNTING STANDARDS

    Advancing its long-term objective of measuring all financial assets and financial liabilities at fair value, the Financial Accounting Standards Board
(FASB) has issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The culmination of a six-year process, Statement 133 replaces existing pronouncements and practices with a single, integrated accounting framework for derivatives and hedging activities. The FASB expects the Statement will give top management, directors, investors, creditors, and regulators a clearer picture of the uses and effects of derivatives. The Company has adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The adoption of this standard did not have a material impact on the Company's consolidated financial statements. To date, the Company has not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. Cash has been, and the Company contemplates that it will continue to be, invested in interest-bearing, investment grade securities.

(2) NET LOSS PER SHARE

    As a net loss is presented for the three and six-month periods ended March 31, 2001 and 2000, the loss per share was based only on the weighted average number of common shares outstanding.

    For the three and six-month periods ended March 31, 2001 and 2000, all 2,682,126 and 2,442,272 potential common shares, respectively, were excluded from the above calculation, as their effect would have been anti-dilutive due to the Company's net loss in those periods.

                                 WEBHIRE, INC.

                                  (UNAUDITED)

                                 MARCH 31, 2001

(3) PRIVATE PLACEMENT OF COMMON STOCK

    On December 29, 2000, the Company entered into an agreement with @viso Limited ("@viso"), pursuant to which @viso agreed to purchase 1,087,500 shares of common stock for issuance to @viso or its designated investors, at a price per share of $0.92, for an aggregate purchase price of approximately
$1 million. The purchase price of $0.92 per share represents the average closing price of the common stock for the twenty days ending with the agreement date of the transactions contemplated by this agreement.

(4) YAHOO! INVESTMENT AND SERVICE AGREEMENT

    In connection with the service agreement between Yahoo! and the Company, the Company granted to Yahoo! warrants to purchase 199,218 shares of common stock at $4.95 per share. The warrants were accounted for under the variable method of accounting. The warrants fully vested on June 3, 2000. The Company recognized the expense related to the warrants over the vesting period. For the three and six-month periods ended March 31, 2000, the Company recorded a charge of $749,000 and $1,733,000, respectively.

(5) ACQUIRED TECHNOLOGIES AND INTANGIBLES

    On December 13, 1999, the Company acquired certain assets and goodwill of Human Resources Sites International, Inc. ("HR Sites") in exchange for
$1.5 million in cash plus junior subordinated convertible promissory notes (the "Notes") with a face amount totaling $3.425 million. These assets and intangible assets are being amortized over a period of three to five years. The assets are recorded under Acquired technologies on the balance sheet and are equal to $1,171 for the period ended March 31, 2001. Goodwill and non-compete agreements are recorded on the balance sheet under Intangible assets and are equal to $3,713 for the period ended March 31, 2001. HR Sites was the developer of an Internet job-posting platform that provided online job posting connections to more than 2,000 career sites and Internet news groups. The Notes contain a beneficial conversion feature enabling the holder to convert the principal and any accrued interest into the Company's common stock one day prior to the scheduled maturities, or one day prior to redemption by the Company, at a price of $9.68 per share. The Company may redeem the Notes at any time on or after January 1, 2000 at its sole discretion. The Notes are also convertible upon a change in control of the Company. The Company's common stock price on December 13, 1999, the date the Notes were executed, was $17.75. The conversion price is subject to adjustment upon certain anti-dilution events. The Notes contain the same terms other than differing maturities. The interest rate on both Notes is 5.6% per annum. The Notes consist of principal amounts of $2.5 million, which was repaid on December 14, 2000, and $0.925 million that was to mature on March 14, 2001. This Note was subsequently restructured so that $0.259 million was repaid on March 14, 2001, $0.366 million matured and was paid on April 5, 2001 and $0.300 million matures on July 5, 2001.

(6) NOTES PAYABLE--BANK

    On March 27, 2001, the Company secured a $3.0 million line of credit from Citizens Bank of Massachusetts, which expires on March 27, 2003. This line of credit is collateralized by all assets of the Company. Interest under this line of credit is to be charged at a fluctuating rate that is the daily equivalent to a rate equal to the Bank's prime rate, or at such other rate agreed on from time to time

                                 WEBHIRE, INC.

                                  (UNAUDITED)

                                 MARCH 31, 2001

by the Company and Citizens Bank. The borrowing base of this line of credit will initially be equal to 100% of the Company's pledged cash not to exceed
$3.0 million. This line of credit has a conversion feature which, once all evidence is given to the bank's conditions of lending, will increase the borrowing base to the sum of 100% of the Company's pledged cash plus 70% of qualified accounts receivable accounts plus the lesser of $1.0 million or 50% of the Company's deferred amount qualified accounts. At March 31, 2001
$1.5 million was outstanding under this line of credit, with $1.5 million still available.

(7) RELATED PARTY TRANSACTION

    On January 11, 2001, a major investor in the Company, which is a related party, provided the Company with a written commitment to support the Company's cash liquidity requirements through September 2001, up to a maximum of $5 million, if necessary. In consideration of such commitment, the Company issued warrants to the investor to purchase 500,000 shares of the Company's common stock at a price of $1.25 per share. The warrants fully vested immediately on January 11, 2001. For the three and six months ended March 31, 2001 the Company recorded a one-time charge of $309,000.

(8) BUSINESS SEGMENT INFORMATION

    The Company has two reportable segments: 1) Internet and transaction-based solutions and 2) enterprise software solutions, the former of which started to emerge in Fiscal 1997 with the offering of outsourced services (e.g., resume scanning, acknowledgement letters). The Internet and transaction-based solutions segment provides outsourced management of private candidate pools via WEBHIRE RECRUITER, subscription services to public resume pools and job-posting sites, resume scanning, reference checking and other fee-based staffing functions. The enterprise software solutions segment provides perpetual licenses to the Company's software products and the related maintenance, training, implementation and consulting services in support of such licenses.

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K. Expenses such as depreciation, rent and utilities are allocated to the reportable segments based on relative headcount as a basis of relative usage. The Company has no intersegment sales and transfers, and does not allocate assets to the operating segments.

                                 WEBHIRE, INC.

                                  (UNAUDITED)

                                 MARCH 31, 2001

    The Company's reportable segments are strategic business units that offer different solutions tailored to a customer's needs.

                                                             THREE MONTHS ENDED MARCH 31, 2001:
                                                           ---------------------------------------
                                                           INTERNET AND   ENTERPRISE      TOTAL
                                                           TRANSACTIONS    SOFTWARE      COMPANY
                                                           ------------   ----------   -----------
Revenue..................................................   $3,189,000    $2,268,000   $ 5,457,000
Gross profit.............................................      284,000     1,915,000     2,199,000
Loss from operations.....................................                               (3,620,000)
Other income, net........................................                                  545,000
                                                                                       -----------
Loss before income taxes.................................                              $(3,075,000)
                                                                                       ===========

                                                            THREE MONTHS ENDED MARCH 31, 2000:
                                                          ---------------------------------------
                                                          INTERNET AND   ENTERPRISE      TOTAL
                                                          TRANSACTIONS    SOFTWARE      COMPANY
                                                          ------------   ----------   -----------
Revenue.................................................  $ 2,240,000    $4,043,000   $ 6,283,000
Gross (loss) profit.....................................   (2,566,000)    2,661,000        95,000
Loss from operations....................................                               (9,545,000)
Other income, net.......................................                                  114,000
                                                                                      -----------
Loss before income taxes................................                              $(9,431,000)
                                                                                      ===========

                                                             SIX MONTHS ENDED MARCH 31, 2001:
                                                          ---------------------------------------
                                                          INTERNET AND   ENTERPRISE      TOTAL
                                                          TRANSACTIONS    SOFTWARE      COMPANY
                                                          ------------   ----------   -----------
Revenue.................................................   $6,619,000    $5,102,000   $11,721,000
Gross (loss) profit.....................................     (845,000)    4,103,000     3,258,000
Loss from operations....................................                               (9,355,000)
Other income, net.......................................                                  700,000
                                                                                      -----------
Loss before income taxes................................                              $(8,655,000)
                                                                                      ===========

                                                             SIX MONTHS ENDED MARCH 31, 2000:
                                                         ----------------------------------------
                                                         INTERNET AND   ENTERPRISE      TOTAL
                                                         TRANSACTIONS    SOFTWARE      COMPANY
                                                         ------------   ----------   ------------
Revenue................................................  $ 4,117,000    $8,659,000   $ 12,776,000
Gross (loss) profit....................................   (5,006,000)    5,948,000        942,000
Loss from operations...................................                               (18,190,000)
Other income, net......................................                                   378,000
                                                                                     ------------
Loss before income taxes...............................                              $(17,812,000)
                                                                                     ============

                                 WEBHIRE, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            FOR THE THREE AND SIX-MONTH PERIODS ENDED MARCH 31, 2001

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

CONSOLIDATED RESULTS OF OPERATIONS
(IN THOUSANDS)

    REVENUE

    Total revenue for the three and six-month periods ended March 31, 2001 was $5,457 and $11,721 compared to $6,283 and $12,776 for the three and six-month periods ended March 31, 2000.

    SERVICES REVENUE.

    Services revenue--Internet increased 42% to $3,189 for the three months ended March 31, 2001 from $2,240 for the three months ended March 31, 2000. For the six months ended March 31, 2001, services revenue--Internet increased 61% to $6,619 from $4,117 for the comparable 2000 period. The increase for both periods was attributable to the continued growth of the WEBHIRE RECRUITER customer base and an increase in average selling price. The increase was also attributable to the growth in the OUTSOURCED WEBHIRE ENTERPRISE customer base.

    Services revenue--Enterprise was $2,119 for the three months ended
March 31, 2001 as compared to $2,659 for the three months ended March 31, 2000. For the six months ended March 31, 2001, services revenue--Enterprise decreased to $4,307 from $5,874 for the comparable 2000 period. The decrease is attributable to a decline in maintenance revenues as the Company's customer base continues to shift towards an Internet solution.

    PRODUCT REVENUE. Product revenue, which relates to the enterprise software solutions segment, was $149 for the three months ended March 31, 2001 compared to $1,384 for the three months ended March 31, 2000. For the six months ended March 31, 2001, product revenue was $795 compared to $2,785 for the comparable 2000 period. This decrease is attributable to the Company's transition towards an Internet/intranet product line.

    COST OF REVENUE

    COST OF SERVICES REVENUE.

    Cost of services revenue--Internet was $2,467 and $2,455 for the three months ended March 31, 2001 and March 31, 2000, respectively. For the six months ended March 31, 2001 and March 31, 2000, cost of services revenue--Internet was $5,312 and $4,560, respectively. Internet gross margins, excluding amortization of acquired technologies, improved to 23% compared to negative 10% for the three months ended March 31, 2001 and March 31, 2000, respectively, and improved to 20% compared to negative 11% for the six months ended March 31, 2001 and March 31, 2000, respectively. The improved margins were mainly attributable to an increase in average selling price as well as a concerted effort on the Company's behalf to contain costs.

    Cost of services revenue--Enterprise decreased 67% to $350 for the three months ended March 31, 2001 from $1,045 for the three months ended March 31, 2000. For the six months ended March 31, 2001, cost of services revenue--Enterprise of $781 decreased 64% from $2,196 for the comparable 2000 period. The decrease for both periods is due to a reduction in headcount and a reorganization of the Company's resources towards an Internet and transaction-based solution segment.

    COST OF PRODUCT REVENUE. Cost of product revenue was $3 and $218 for the three and six months ended March 31, 2001, respectively, as compared to $337 and $515 for the three and six months ended March 31, 2000, respectively. The decrease in cost of product revenue is due primarily to the Company's transition from an enterprise software to an Internet/intranet solution.

    AMORTIZATION OF ACQUIRED TECHNOLOGIES. Amortization of acquired technologies was $438 and $2,152 for the three and six months ended March 31, 2001, respectively, as compared to $2,351 and $4,563 for the comparable Fiscal 2000 periods. The decrease is a result of the completion at the end of the first quarter of Fiscal 2001 of the amortization of an asset originally purchased from Amazon.com, Inc.

    OPERATING EXPENSES

    RESEARCH AND DEVELOPMENT. Research and development expenses were $1,628 or 30% of total revenue for the three months ended March 31, 2001 as compared to $3,396 or 54% of total revenue for the comparable Fiscal 2000 period. For the six-month period ended March 31, 2001, research and development expenses were $4,084 or 35% of total revenue as compared to $6,343 or 50% of total revenue for the comparable Fiscal 2000 period. This decrease is primarily due to reductions in both personnel and consulting expenses related to the convergence of two research and development projects that led to substantial savings.

    SALES AND MARKETING. Sales and marketing expenses were $1,904 or 35% of total revenue and $4,097 or 35% of total revenue for the three and six month periods ended March 31, 2001, respectively, as compared to $3,356 or 53% of total revenue and $6,986 or 55% of total revenue for the comparable Fiscal 2000 periods. This decrease is due primarily to reduction in headcount and postponement of certain marketing and sales programs.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses were $1,433 or 26% of total revenue and $3,033 or 26% of total revenue for the three and six month periods ended March 31, 2001, respectively, as compared to $1,593 or 25% of total revenue and $3,412 or 27% of total revenue for the comparable Fiscal 2000 periods. The absolute dollar decrease for the three-month period of Fiscal 2001 as compared to Fiscal 2000 is the result of a reduction in personnel expenses. The absolute dollar decrease for the six-month period of Fiscal 2001 as compared to Fiscal 2000 is the result of the reduction in personnel expenses as well as a one-time early cancellation fee of a sales office lease recorded during the first quarter of Fiscal 2000.

    AMORTIZATION OF INTANGIBLE ASSETS

    In connection with the acquisition of HR Sites during Fiscal 2000 the Company recorded intangible assets totaling $6,551 including non-compete agreements, a customer base and excess purchase price over identifiable assets which are being amortized over estimated lives of between three to five years.

    OTHER INCOME

    NON-CASH INTEREST ON WARRANTS ISSUED. Amortization of stock-based consideration was $309 for the three and six-month periods ended March 31, 2001. In consideration of a written commitment by a related party to support the Company's cash liquidity requirements, the Company issued warrants to purchase 500,000 shares of the Company's common stock at a price of $1.25 per share. In connection with this warrant, the Company recorded a one-time charge during the second quarter of Fiscal 2001 of $309.

    OTHER INCOME, NET. Other income, net increased to $545 and $700 for the three and six-month periods ended March 31, 2001 from $114 and $378 for the comparable Fiscal 2000 periods. This increase is due primarily to a gain on a sale of assets and technology and a settlement from the discontinuation of a joint venture agreement.

RECENT ACCOUNTING PRONOUNCEMENTS

    Advancing its long-term objective of measuring all financial assets and financial liabilities at fair value, the Financial Accounting Standards Board
(FASB) has issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The culmination of a six-year process, Statement 133 replaces existing pronouncements and practices with a single, integrated accounting framework for derivatives and hedging activities. The FASB expects the Statement will give top management, directors, investors, creditors, and regulators a clearer picture of the uses and effects of derivatives. The Company has adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The adoption of this standard did not have a material impact on the Company's consolidated financial statements. To date, the Company has not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. Cash has been, and the Company contemplates that it will continue to be, invested in interest-bearing, investment grade securities.

LIQUIDITY AND CAPITAL RESOURCES
(IN THOUSANDS)

    At March 31, 2001, the Company had cash and cash equivalents and short-term investments of $8,320, an increase of $849 from $7,471 at December 31, 2000 and a decrease of $6,225 from $14,545 at September 30, 2000.

    Cash used in operating activities was $5,685 during the six-month period ended March 31, 2001. Use of cash in operating activities consisted mainly of the net loss for the six-month period of $8,655, the offsetting effects of depreciation and amortization of $4,498 and amortization of stock-based consideration of $309 and fluctuations in certain assets and liabilities.

    The Company used $1,708 in investing activities during the first half of Fiscal 2001, principally for the payment of notes payable of $2,759 in connection with previously acquired technologies and intangible assets partially offset by the net maturities of short-term investments of $1,300.

    Net cash provided by financing activities for the six-month period ended March 31, 2001 was $2,467, consisting primarily of $1,500 from proceeds on a line of credit and $918 from the issuance of common stock in connection with a private placement.

    The Company has adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The adoption of this standard did not have a material impact on the Company's consolidated financial statements. To date, the Company has not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. Cash has been, and the Company contemplates that it will continue to be, invested in interest-bearing, investment grade securities.

    From time to time, the Company may evaluate potential acquisitions of products, businesses and technologies that may complement or expand the Company's business. Any such transactions consummated may use a portion of the Company's working capital and/or require the issuance of equity or debt.

    The Company believes that its current cash and cash equivalent balance will be sufficient to meet its working capital and capital expenditure requirements through Fiscal 2001.

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

IF WE ARE UNABLE TO OBTAIN ADDITIONAL CAPITAL AS NEEDED IN THE FUTURE, OUR BUSINESS MAY BE ADVERSELY AFFECTED.

    We currently anticipate that our available cash will be sufficient to meet our anticipated working capital and capital expenditure requirements through the near term. However, we may need to raise additional capital to meet our current needs and also, in the longer term, to fund more rapid expansion to develop new services, to enhance existing services in response to competitive pressures, and to acquire complementary services, businesses or technologies. In the event our operations are not profitable or do not generate sufficient cash to fund the business, or if we fail to receive money to meet our obligations, we may have to substantially cut back our level of operations. These reductions could, in turn, affect our relationships with our strategic partners and customers and threaten our ability to continue as an ongoing concern. If we raise additional funds through issuances of equity or convertible debt securities, the percentage of ownership of our current stockholders will be reduced and such securities may have rights, preferences and privileges senior to those of our current stockholders. In addition, we may not be able to obtain such financing on terms favorable to us, if at all. If adequate funds are not available or are not available on terms favorable to us, our business, financial condition and results of operations could be materially and adversely affected.

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

OUR NEW PRODUCT AND SERVICE INTRODUCTIONS MAY HAVE DEFECTS WHICH COULD RESULT IN ADVERSE PUBLICITY OR HAVE OTHER NEGATIVE EFFECTS.

    As the marketplace for recruiting solutions continues to evolve, we plan to develop and introduce new products and services to enable us to effectively meet the changing needs of the market. Products as complex as the ones that we offer may contain undetected errors when first introduced or when new versions are released. In the past, despite prior testing, we have discovered software errors in some of our products after their introduction. Defects in product and services may result in adverse publicity, loss of or delay in market acceptance, injury to our reputation and brand awareness, or claims against us, any one of which could have a material adverse effect on our business, financial condition and results of operations.

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

THE SUCCESSFUL OPERATION OF OUR BUSINESS DEPENDS IN LARGE PART ON OUR
  RELATIONSHIPS WITH THIRD PARTIES

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

OUR OPERATING RESULTS MAY BE SUBJECT TO SIGNIFICANT QUARTERLY FLUCTUATIONS.

    Our results of operations have been, and may in the future be, subject to significant quarterly fluctuations. Such fluctuations could be due to a variety of factors, including the following:

    - the fact that our software license revenue (as opposed to Internet based service revenue) consists of a relatively small number of large dollar transactions and, as a result, may fluctuate significantly from one quarter to another if the number of transactions completed varies slightly;

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

    Affiliates of SOFTBANK Corp. currently beneficially own approximately 35% of our outstanding common stock, which includes approximately 1% of our common stock that is owned by Yahoo! Inc., a SOFTBANK affiliate in which SOFTBANK is a major investor. As a result of their stock ownership, SOFTBANK and its affiliates have significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and their interests could conflict with those of other stockholders. Such concentration of ownership may also have the effect of delaying or preventing a change in control of Webhire. In addition, sales of significant amounts of shares held by these entities, or the prospect of these sales, could adversely affect the market price of our common stock.

    SOFTBANK has the right to nominate two members of our Board of Directors, which currently consists of six members (one of whom is a SOFTBANK representative), and for so long as SOFTBANK or its affiliates continues to hold at least 10% of our outstanding common stock, it is entitled to nominate one director each time a class of directors in which one of its representatives serves is subject to election. Further, one of SOFTBANK's directors is entitled to serve as a member of the audit committee and compensation committee of the Board of Directors. As a result, SOFTBANK has significant influence on all matters requiring the approval of the Board of Directors.

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

    Korn/Ferry has the right to nominate one member of our Board of Directors, which currently consists of six members (one of whom is a Korn/Ferry representative), and for so long as Korn/Ferry continues to hold at least 5% of our outstanding common stock, it is entitled to nominate one director each time the class of directors in which its representative serves is subject to election. As a result, Korn/Ferry has significant influence on all matters requiring the approval of the Board of Directors.

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

OUR STOCK MAY NOT CONTINUE TO MEET APPLICABLE REQUIREMENTS FOR LISTING ON THE
  NASDAQ NATIONAL MARKET.

    The closing bid price for our common stock has been less than $1.00 for more than 30 consecutive trading days, and we are thus not in compliance with the requirements for continued listing on the Nasdaq National Market. We have been in communication with the staff of the Nasdaq Stock Market regarding this matter, and have been advised that our securities may be subject to delisting unless we achieve compliance with the $1.00 minimum bid price requirement for at least 10 consecutive trading days.

    If our common stock is no longer listed on the Nasdaq National Market, it would likely be traded either on the OTC Bulletin Board or "pink sheets," and the liquidity of the market for our shares would be adversely affected. A number of companies in similar situations have effected reverse stock splits in order to cause their share prices to exceed $1.00. This approach is presently under active consideration by our board of directors.

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

WE MAY BE SUBJECT TO PRODUCT LIABILITY CLAIMS.

    Although we have not experienced any product and service liability claims to date, the sale and support of our products and the incorporation of products from other companies may entail the risk of product liability claims. Our license agreements with our customers typically contain provisions intended to limit our exposure to such claims. There can be no guarantee, however, that such provisions will be effective in limiting our exposure. A successful product liability action brought against us could adversely affect our business, financial condition and results of operations.

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

    None

Item 3.  Defaults upon Senior Securities

    None

Item 4.  Submission of Matters to a Vote of Security Holders

    Annual Stockholders' Meeting on March 28, 2001: At the annual meeting of the Company's stockholders, 18,713,728 shares, representing 83% of the Company's outstanding common stock as of the record date of February 16, 2001, voted on the following matters;

        1   The election of Martin J. Fahey and Peter L. Dunn as Class II
    Directors to serve until the Annual Meeting of Stockholders following the close of the Company's fiscal year ended September 30, 2003 and until their successors are duly elected and qualified. Shares were voted as follows:

NOMINEE                                            FOR       WITHHELD
-------                                         ----------   ---------
Martin J. Fahey...............................  17,434,667   1,279,061
Peter L. Dunn.................................  17,436,857   1,276,871

    The following directors' respective terms of office continued after the annual meeting: Lars D. Perkins, J. Paul Costello, Russell J. Campanello and Charles R. Lax.

        2   The approval of an amendment to the Company's certificate of incorporation deleting a provision that prohibited stockholders from taking action by written consent in lieu of a meeting. Shares were voted as follows: for 12,978,345; against 1,294,560; abstain 6,747; broker non-vote 4,434,076.

Item 5.  Other Information

    None

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits furnished as Exhibits hereto:

     EXHIBIT NO.        DESCRIPTION
---------------------   -----------
10.32........           Line of Credit Agreement dated March 27, 2001, between the
                        Company and Citizens Bank of Massachusetts.

(b) No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2001.

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

Date: May 14, 2001