Form 10-Q
period 2001-06-30
WEBHIRE INC
filed 2001-08-14
CIK 1013322

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

                 FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2001
                                       OR

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

                                TITLE OF EACH CLASS

        Common stock, $.01 par value, shares outstanding at August 14, 2001:
                               4,510,675 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 WEBHIRE, INC.
                                     INDEX

PART I--FINANCIAL INFORMATION

                                                                        PAGE
                                                                        ----
Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets at June 30, 2001 (unaudited) and
          September 30, 2000..........................................     3

          Consolidated Statements of Operations (unaudited) for the
          three and nine months ended June 30, 2001 and June 30,
          2000........................................................     4

          Consolidated Statements of Cash Flows (unaudited) for the
          nine months ended June 30, 2001 and June 30, 2000...........     5

          Notes to Consolidated Financial Statements (unaudited)......     6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    11

Item 3.   Quantitative and Qualitative Disclosure about Market Risk...    21

PART II--OTHER INFORMATION

Item 1.   Legal Proceedings...........................................    22

Item 2.   Changes in Securities and Use of Proceeds...................    22

Item 3.   Defaults upon Senior Securities.............................    22

Item 4.   Submission of Matters to a Vote of Security Holders.........    22

Item 5.   Other Information...........................................    22

Item 6.   Exhibits and Reports on Form 8-K............................    22

PART III--SIGNATURES..................................................    23

PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 WEBHIRE, INC.

                          CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                               JUNE 30,     SEPTEMBER 30,
                                                                 2001           2000
                                                              -----------   -------------
                                                              (UNAUDITED)
                           ASSETS
Current Assets:
  Cash and cash equivalents.................................    $ 6,105        $12,135
  Short-term investments....................................      1,452          2,410
  Accounts and installments receivable, less allowance for
    doubtful accounts of $1,438 and $1,587 at June 30, 2001
    and September 30, 2000, respectively....................        927          4,772
  Prepaid income taxes......................................          5             --
  Other current assets......................................      1,693          1,684
                                                                -------        -------
      Total current assets..................................     10,182         21,001
Long-term installments receivable, net......................         86            153
Property and equipment, net.................................      2,983          4,248
Long-term investments.......................................        262             --
Acquired technologies, net of accumulated amortization of
  $18,499 and $15,909 at June 30, 2001 and September 30,
  2000, respectively........................................        999          3,589
Intangible assets and goodwill, net of accumulated
  amortization of $3,383 and $1,748 at June 30, 2001 and
  September 30, 2000, respectively..........................      3,168          4,803
Other assets................................................        398            509
                                                                -------        -------
      TOTAL ASSETS..........................................    $18,078        $34,303
                                                                =======        =======
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of capital lease obligations..............    $   254        $   254
  Convertible notes payable.................................        300          3,425
  Notes payable--bank.......................................      1,500             --
  Accounts payable..........................................      1,551          1,504
  Accrued expenses..........................................      1,543          4,502
  Deferred revenue..........................................      5,642          8,145
                                                                -------        -------
      Total current liabilities.............................     10,790         17,830
                                                                -------        -------
Other liabilities...........................................        159            176
                                                                -------        -------
Stockholders' Equity:
  Preferred stock, $.01 par value--Authorized--5,000,000
    shares, Issued and outstanding--none at June 30, 2001
    and September 30, 2000..................................         --             --
  Common stock, $.01 par value--Authorized--30,000,000
    shares, Issued--4,648,055 and 3,872,474 shares at June
    30, 2001 and September 30, 2000, respectively,
    Outstanding--4,510,675 and 4,284,614 shares at June 30,
    2001 and September 30, 2000, respectively...............         46             44
Additional paid-in capital..................................     70,192         68,940
Treasury stock, at cost--137,380 shares.....................       (831)          (831)
Accumulated deficit.........................................    (62,278)       (51,856)
                                                                -------        -------
      Total stockholders' equity............................      7,129         16,297
                                                                -------        -------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............    $18,078        $34,303
                                                                =======        =======

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                             STATEMENTS (UNAUDITED)

                                 WEBHIRE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                     THREE MONTHS ENDED       NINE MONTHS ENDED
                                                          JUNE 30,                JUNE 30,
                                                    ---------------------   ---------------------
                                                      2001        2000        2001        2000
                                                    ---------   ---------   ---------   ---------
Revenue:
  Services revenue--Internet......................  $   3,062   $   2,796   $   9,680   $   6,912
  Services revenue--Enterprise....................      1,677       2,601       5,985       8,476
  Product revenue.................................        530         391       1,325       3,176
                                                    ---------   ---------   ---------   ---------
      Total revenue...............................      5,269       5,788      16,990      18,564
                                                    ---------   ---------   ---------   ---------
Cost of Revenue:
  Services revenue--Internet......................      2,231       2,918       7,543       7,478
  Services revenue--Enterprise....................        320         883       1,101       3,079
  Product revenue.................................         91         369         310         884
  Amortization of acquired technologies...........        438       2,352       2,590       6,915
  Non cash write-off of other assets..............         --         284          --         284
                                                    ---------   ---------   ---------   ---------
      Total cost of revenue.......................      3,080       6,806      11,544      18,640
                                                    ---------   ---------   ---------   ---------
Gross profit......................................      2,189      (1,018)      5,446         (76)
                                                    ---------   ---------   ---------   ---------
Operating Expenses:
  Research and development........................      1,346       2,955       5,430       9,298
  Sales and marketing.............................      1,754       3,019       5,851      10,004
  General and administrative......................        426       1,974       3,459       5,386
  Non cash write-off of other assets..............         --       1,000          --       1,000
  Amortization of intangible assets...............        545         545       1,636       1,203
  Amortization of stock-based consideration.......         --      (1,723)         --          11
                                                    ---------   ---------   ---------   ---------
      Total operating expenses....................      4,071       7,770      16,376      26,902
                                                    ---------   ---------   ---------   ---------
Loss from operations..............................     (1,882)     (8,788)    (10,930)    (26,978)
                                                    ---------   ---------   ---------   ---------
Loss from equity-method investments...............         --          (5)         --          (5)
                                                    ---------   ---------   ---------   ---------
Other Income (Expense):
  Non-cash interest on warrants issued............         --          --        (309)         --
  Other income, net...............................         46          42         747         420
                                                    ---------   ---------   ---------   ---------
      Total other income..........................         46          42         438         420
                                                    ---------   ---------   ---------   ---------
Loss before benefit for income taxes..............     (1,836)     (8,751)    (10,492)    (26,563)
(Benefit) provision for income taxes..............        (69)      1,165         (69)      1,165
Net loss..........................................  $  (1,767)  $  (9,916)  $ (10,423)  $ (27,728)
                                                    =========   =========   =========   =========
Basic and diluted net loss per common share.......  $    (.39)  $   (3.39)  $   (2.35)  $   (9.54)
                                                    =========   =========   =========   =========
Basic and diluted weighted average number of
  common shares outstanding.......................  4,510,624   2,921,126   4,435,419   2,907,597
                                                    =========   =========   =========   =========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                             STATEMENTS (UNAUDITED)

                                 WEBHIRE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Cash Flows from Operating Activities:

  Net loss..................................................  $(10,423)  $(27,728)
Adjustments to reconcile net loss to net cash used in
  operating activities--
  Depreciation and amortization.............................     5,724     10,115
  Amortization of stock-based consideration.................       309         11
  Non-cash write-off of other assets........................        --      1,284
  Deferred income taxes, net................................        --      1,068
  Deferred rent.............................................        --        (47)
  Gain on sale of assets....................................      (120)        --
  Changes in assets and liabilities--
    Accounts and installments receivable....................     3,845     (1,111)
    Other current assets....................................        (9)      (487)
    Prepaid income taxes....................................        (5)        --
    Refundable income taxes.................................        --        299
    Long-term installments receivable.......................        67        269
    Accounts payable........................................        47       (310)
    Accrued expenses........................................    (2,960)       (76)
    Deferred revenue........................................    (2,502)     2,833
    Other liabilities.......................................       (18)        --
                                                              --------   --------
      Net cash used in operating activities.................    (6,045)   (13,880)
                                                              --------   --------
Cash Flows from Investing Activities:
  Purchases of acquired technologies and intangible
    assets..................................................    (3,125)    (1,570)
  Purchases of property and equipment.......................      (335)    (2,086)
  Proceeds from sale of assets..............................       223         --
  Purchases of short- and long-term investments.............   (24,370)   (15,000)
  Proceeds from sale and maturity of short- and long-term
    investments.............................................    25,066     12,971
  Other assets..............................................       111        114
                                                              --------   --------
      Net cash used in investing activities.................    (2,430)    (5,571)
                                                              --------   --------
Cash Flows from Financing Activities:
  Proceeds from line of credit..............................     1,500         --
  Proceeds from issuance of common stock in connection with
    private placement.......................................     1,000         --
  Issuance costs in connection with private placement from
    common Stock............................................      (122)       (57)
  Proceeds from employee stock purchase plan stock
    issuance................................................        67        174
  Proceeds from exercise of common stock options............        --        771
  Payments of capital lease obligations.....................        --       (446)
                                                              --------   --------
      Net cash provided by financing activities.............     2,445        442
                                                              --------   --------
Net decrease in Cash and Cash Equivalents...................    (6,030)   (19,009)
Cash and Cash Equivalents, beginning of period..............    12,135     20,126
                                                              --------   --------
Cash and Cash Equivalents, end of period....................  $  6,105   $  1,117
                                                              ========   ========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for
    Interest................................................  $    226   $    123
                                                              --------   --------
    Income taxes............................................  $     18   $     15
                                                              --------   --------
Supplemental Disclosure of Noncash Financing Activities:
  Issuance of warrants and non-cash interest expense in
    connection with financing commitment....................  $    309   $     --
                                                              --------   --------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                             STATEMENTS (UNAUDITED)

                                 WEBHIRE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                                 JUNE 30, 2001

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

    The consolidated interim financial statements as of June 30, 2001 and 2000 and for the three and nine-month periods ended June 30, 2001 and 2000 are unaudited; however, in the opinion of the Company's management, the interim data include all adjustments, consisting only of recurring adjustments, necessary for a fair statement of the results for the interim period. The results for the interim period are not necessarily indicative of the results for the entire year. The consolidated financial statements should be read in conjunction with the consolidated financial statements of Webhire, Inc. for the year ended September 30, 2000 ("Fiscal 2000") included in its Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

    (C) SHORT- AND LONG-TERM INVESTMENTS

    The Company classifies its short- and long-term investments as available-for-sale. At June 30, 2001 and September 30, 2000 the Company had $1.7 million and $2.4 million available-for-sale investments. Realized and unrealized gains and losses for the periods presented were not material.

    (D) RECENT ACCOUNTING STANDARDS

    In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, BUSINESS COMBINATIONS. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. SFAS No. 141 requires that all business combinations be accounted for under the purchase method and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. The Company does not expect SFAS No. 141 to have an impact on the Company's financial statements.

    In July 2001, the FASB also issued SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 142 establishes new guidance on accounting for goodwill and other intangible assets. In addition, companies will be required to review goodwill and intangible assets reported in connection with prior acquisitions, possibly disaggregate and report separately previously identified intangible assets, and possibly reclassify certain intangible assets into goodwill. The Company expects to implement SFAS No. 142 at its earliest allowable adoption date, October 1, 2001. Upon adoption, existing goodwill will no longer be amortized, but instead will be assessed for impairment at least as often as annually.

                                 WEBHIRE, INC.

                                  (UNAUDITED)

                                 JUNE 30, 2001

Goodwill resulting from acquisitions initiated after June 30, 2001, will be immediately subject to the nonamortization provisions of SFAS No. 142. Goodwill amortization for the nine months ended June 30, 2001 was $1.6 million. The Company is currently assessing the impact of this new standard.

(2) STOCK SPLIT

    On May 17, 2001, the stockholders of the Company approved an amendment to the Company's Third Amended and Restated Certificate of Incorporation to effect a 1-for-5 reverse split of the shares of the Company's common stock (the "Existing Common"). The reverse split became effective as of 9:00 a.m. on June 18, 2001. No fractional shares of newly issued common stock ("New Common") will be issued and, in lieu thereof, stockholders holding a number of shares of Existing Common not evenly divisible by five, and stockholders holding fewer than five shares of Existing Common, will receive cash in lieu of fractional shares of New Common. In the accompanying financial statements and related notes, all share and per share amounts have been retroactively adjusted to reflect the stock split.

(3) NET LOSS PER SHARE

    As a net loss is presented for the three and nine-month periods ended June 30, 2001 and June 30, 2000, the loss per share was based only on the weighted average number of common shares outstanding.

    For both the three and nine-month periods ended June 30, 2001 and June 30, 2000, all 556,860 and 396,795 potential common shares, respectively, were excluded from the above calculation, as their effect would have been anti-dilutive due to the Company's net loss in those periods.

(4) PRIVATE PLACEMENT OF COMMON STOCK

    On December 29, 2000, the Company entered into an agreement with @viso Limited ("@viso"), pursuant to which @viso agreed to purchase 217,500 shares of common stock for issuance to @viso or its designated investors, at a price per share of $4.60, for an aggregate purchase price of approximately $1 million. The purchase price of $4.60 per share represents the average closing price of the common stock for the twenty days ending with the closing date of the transactions contemplated by this agreement.

(5) YAHOO! INVESTMENT AND SERVICE AGREEMENT

    In connection with the service agreement dated June 3, 1999 between Yahoo! and the Company, the Company granted to Yahoo! warrants to purchase 39,843 shares of common stock at $24.75 per share. The warrants were accounted for under the variable method of accounting. The warrants were fully vested on June 3, 2000. The Company recognized the expense related to the warrants over the vesting period. For the three and nine-month periods ended June 30, 2000, the Company recorded a credit of $1,723,000 and a charge of $11,000, respectively.

(6) ACQUIRED TECHNOLOGIES AND INTANGIBLES

    On December 13, 1999, the Company acquired certain assets and goodwill of Human Resources Sites International, Inc. ("HR Sites") in exchange for
$1.5 million in cash plus junior subordinated convertible promissory notes (the "Notes") with a face amount totaling $3.425 million. These assets and

                                 WEBHIRE, INC.

                                  (UNAUDITED)

                                 JUNE 30, 2001

intangible assets are being amortized over a period of three to five years. The assets are recorded under Acquired technologies on the balance sheet and are equal to $999 as of June 30, 2001. Goodwill and non-compete agreements are recorded on the balance sheet under Intangible assets and are equal to $3,168 as of June 30, 2001. HR Sites was the developer of an Internet job-posting platform that provided online job posting connections to more than 2,000 career sites and Internet news groups. The Notes contain a beneficial conversion feature enabling the holder to convert the principal and any accrued interest into the Company's common stock one day prior to the scheduled maturities, or one day prior to redemption by the Company, at a price of $48.40 per share, which reflects the 1-for-5 reverse split of the shares of the Company's common stock. The Company may redeem the Notes at any time on or after January 1, 2000 at its sole discretion. The Notes are also convertible upon a change in control of the Company. The Company's common stock price on December 13, 1999, the date the Notes were executed, was $88.75. The conversion price is subject to adjustment upon certain anti-dilution events. The Notes contain the same terms other than differing maturities. The interest rate on both Notes is 5.6% per annum. The Notes consist of principal amounts of $2.5 million, which was repaid on December 14, 2000, and $0.925 million that was to mature on March 14, 2001. This Note was subsequently restructured so that $0.259 million was repaid on March 14, 2001, $0.366 million was repaid on April 5, 2001 and $0.300 million matured and was repaid on July 5, 2001.

(7) NOTES PAYABLE--BANK

    On March 27, 2001, the Company secured a $3.0 million line of credit from Citizens Bank of Massachusetts, which expires on March 27, 2003. This line of credit is collateralized by all assets of the Company. Interest under this line of credit is to be charged at a fluctuating rate that is equal to the daily prime rate, or at such other rate agreed on from time to time by the Company and Citizens Bank. The average rate for the period ended June 30, 2001 was 7.4%. The borrowing base of this line of credit will initially be equal to 100% of the Company's pledged cash not to exceed $3.0 million. This line of credit has a conversion feature which, once all evidence is given to the bank's conditions of lending, will increase the borrowing base to the sum of 100% of the Company's pledged cash plus 70% of qualified accounts receivable plus the lesser of $1.0 million or 50% of the Company's deferred qualified accounts. At June 30, 2001 $1.5 million was outstanding under this line of credit, with $1.5 million still available.

(8) RELATED PARTY TRANSACTION

    On January 11, 2001, a major investor in the Company, which is a related party, provided the Company with a written commitment to support the Company's cash liquidity requirements through September 2001, up to a maximum of $5 million, if necessary. In consideration of such commitment, the Company issued warrants to the investor to purchase 100,000 shares of the Company's common stock at a price of $6.25 per share. The warrants fully vested immediately on January 11, 2001. For the three and nine-month periods ended June 30, 2001 the Company recorded a one-time charge of $0 and $309,000, respectively.

(9) BUSINESS SEGMENT INFORMATION

    The Company has two reportable segments: 1) Internet and transaction-based solutions and 2) Enterprise software solutions, the former of which started to emerge in Fiscal 1997 with the offering

                                 WEBHIRE, INC.

                                  (UNAUDITED)

                                 JUNE 30, 2001

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

                                                              THREE MONTHS ENDED JUNE 30, 2001:
                                                           ---------------------------------------
                                                           INTERNET AND   ENTERPRISE      TOTAL
                                                           TRANSACTIONS    SOFTWARE      COMPANY
                                                           ------------   ----------   -----------
Revenue..................................................   $3,062,000    $2,207,000   $ 5,269,000
Gross profit.............................................      393,000     1,796,000     2,189,000
Loss from operations.....................................                               (1,882,000)
Loss from equity-method investments......................                                       --
Other income, net........................................                                   46,000
                                                                                       -----------
Loss before income taxes.................................                              $(1,836,000)
                                                                                       ===========

                                                             THREE MONTHS ENDED JUNE 30, 2000:
                                                          ---------------------------------------
                                                          INTERNET AND   ENTERPRISE      TOTAL
                                                          TRANSACTIONS    SOFTWARE      COMPANY
                                                          ------------   ----------   -----------
Revenue.................................................  $ 2,796,000    $2,992,000   $ 5,788,000
Gross (loss) profit.....................................   (2,474,000)    1,456,000    (1,018,000)
Loss from operations....................................                               (8,788,000)
Loss from equity-method investments.....................                                   (5,000)
Other income, net.......................................                                   42,000
                                                                                      -----------
Loss before income taxes................................                              $(8,751,000)
                                                                                      ===========

                                 WEBHIRE, INC.

                                  (UNAUDITED)

                                 JUNE 30, 2001

                                                            NINE MONTHS ENDED JUNE 30, 2001:
                                                        ----------------------------------------
                                                        INTERNET AND   ENTERPRISE      TOTAL
                                                        TRANSACTIONS    SOFTWARE      COMPANY
                                                        ------------   ----------   ------------
Revenue...............................................  $  9,680,000   $7,310,000   $ 16,990,000
Gross (loss) profit...................................      (453,000)   5,899,000      5,446,000
Loss from operations..................................                               (10,930,000)
Loss from equity-method investments...................                                        --
Other income, net.....................................                                   438,000
                                                                                    ------------
Loss before income taxes..............................                              $(10,492,000)
                                                                                    ============

                                                           NINE MONTHS ENDED JUNE 30, 2000:
                                                       -----------------------------------------
                                                       INTERNET AND   ENTERPRISE       TOTAL
                                                       TRANSACTIONS    SOFTWARE       COMPANY
                                                       ------------   -----------   ------------
Revenue..............................................  $  6,912,000   $11,652,000   $ 18,564,000
Gross (loss) profit..................................    (7,481,000)    7,405,000        (76,000)
Loss from operations.................................                                (26,978,000)
Loss from equity-method investments..................                                     (5,000)
Other income, net....................................                                    420,000
                                                                                    ------------
Loss before income taxes.............................                               $(26,563,000)
                                                                                    ============

                                 WEBHIRE, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            FOR THE THREE AND NINE-MONTH PERIODS ENDED JUNE 30, 2001

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

CONSOLIDATED RESULTS OF OPERATIONS
(IN THOUSANDS)

    REVENUE

    Total revenue for the three and nine-month periods ended June 30, 2001 was $5,269 and $16,990 compared to $5,788 and $18,564 for the three and nine-month periods ended June 30, 2000.

    SERVICES REVENUE

    Services revenue--Internet increased 10% to $3,062 for the three months ended June 30, 2001 from $2,796 for the three months ended June 30, 2000. For the nine months ended June 30, 2001, services revenue--Internet increased 40% to $9,680 from $6,912 for the comparable 2000 period. The increase for both periods was attributable to the increase in average selling price of our WEBHIRE RECRUITER product. The increase was also attributable to the growth in the OUTSOURCED WEBHIRE ENTERPRISE customer base.

    Services revenue--Enterprise was $1,677 for the three months ended June 30, 2001 as compared to $2,601 for the three months ended June 30, 2000. For the nine months ended June 30, 2001, services revenue--Enterprise decreased to $5,985 from $8,476 for the comparable 2000 period. The decrease is primarily attributable to a decline in maintenance revenues as the Company's customer base continues to shift towards an Internet solution.

    PRODUCT REVENUE. Product revenue, which relates to the enterprise software solutions segment, was $530 for the three months ended June 30, 2001 compared to $391 for the three months ended June 30, 2000. This increase was attributed to the Company's sale of software to one of its customers. For the nine months ended June 30, 2001, product revenue was $1,325 compared to $3,176 for the comparable 2000 period. This decrease is attributable to the Company's continued transition towards an Internet/ intranet product line.

    COST OF REVENUE

    COST OF SERVICES REVENUE

    Cost of services revenue--Internet was $2,231 and $2,918 for the three months ended June 30, 2001 and June 30, 2000, respectively. For the nine months ended June 30, 2001 and June 30, 2000, cost of services revenue--Internet was $7,543 and $7,478, respectively. Internet gross margins, excluding amortization of acquired technologies, improved to 27% compared to negative 4% for the three months ended June 30, 2001 and June 30, 2000, respectively, and improved to 22% compared to negative 8% for the nine months ended June 30, 2001 and June 30, 2000, respectively. The improved margins were mainly attributable to an increase in average selling price as well as a concerted effort on the Company's behalf to contain costs.

    Cost of services revenue--Enterprise decreased 64% to $320 for the three months ended June 30, 2001 from $883 for the three months ended June 30, 2000. For the nine months ended June 30, 2001, cost of services revenue--Enterprise of $1,101 decreased 64% from $3,079 for the comparable 2000 period. The decrease for both periods is due to a reduction in headcount assigned to this product line and a shift of the Company's resources towards an Internet and transaction-based solution segment.

    COST OF PRODUCT REVENUE. Cost of product revenue was $91 and $310 for the three and nine-month periods ended June 30, 2001, respectively, as compared to $369 and $884 for the three and nine-month periods ended June 30, 2000, respectively. The decrease in cost of product revenue is due primarily to the Company's transition from an enterprise software to an Internet/intranet solution as well as a further decrease in the Company's dependency on third party vendors.

    AMORTIZATION OF ACQUIRED TECHNOLOGIES. Amortization of acquired technologies was $438 and $2,590 for the three and nine-month periods ended
June 30, 2001, respectively, as compared to $2,352 and $6,915 for the comparable Fiscal 2000 periods. The decrease is a result of the completion of the amortization of an asset originally purchased from Amazon.com, Inc.

    OPERATING EXPENSES

    RESEARCH AND DEVELOPMENT. Research and development expenses were $1,346 or 26% of total revenue for the three months ended June 30, 2001 as compared to $2,955 or 51% of total revenue for the comparable Fiscal 2000 period. For the nine-month period ended June 30, 2001, research and development expenses were $5,430 or 32% of total revenue as compared to $9,298 or 50% of total revenue for the comparable Fiscal 2000 period. This decrease is primarily due to reductions in both personnel and consulting expenses related to the convergence of two research and development projects that led to substantial savings.

    SALES AND MARKETING. Sales and marketing expenses were $1,754 or 33% of total revenue and $5,851 or 34% of total revenue for the three and nine-month periods ended June 30, 2001, respectively, as compared to $3,019 or 52% of total revenue and $10,004 or 54% of total revenue for the comparable Fiscal 2000 periods. This decrease is due primarily to reductions in headcount and postponement of certain marketing and sales programs.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses were $426 or 8% of total revenue and $3,459 or 20% of total revenue for the three and nine-month periods ended June 30, 2001, respectively, as compared to $1,974 or 34% of total revenue and $5,386 or 29% of total revenue for the comparable Fiscal 2000 periods. The absolute dollar decrease for the three-month period of Fiscal 2001 as compared to Fiscal 2000 is due to the significant improvement in the Company's collection of past due accounts which resulted in the reduction of bad debt expenses recorded. The absolute dollar decrease for the nine-month period of Fiscal 2001 as compared to Fiscal 2000 is the result of the reduction in bad debt expense, a reduction in personnel expenses and a one-time early cancellation fee of a sales office lease recorded during the first quarter of Fiscal 2000.

    AMORTIZATION OF INTANGIBLE ASSETS

    In connection with the acquisition of HR Sites during Fiscal 2000 the Company recorded intangible assets totaling $6,551 including non-compete agreements, a customer base and excess purchase price over identifiable assets which are being amortized over estimated lives of between three to five years.

    OTHER INCOME

    NON-CASH INTEREST ON WARRANTS ISSUED. Amortization of stock-based consideration was $0 and $309 for the three and nine-month periods ended
June 30, 2001, respectively. In consideration of a written commitment by a related party to support the Company's cash liquidity requirements, the Company issued warrants to purchase 100,000 shares of the Company's common stock at a price of $6.25 per share. In connection with this warrant, the Company recorded a one-time charge of $309 during the second quarter of Fiscal 2001.

    OTHER INCOME, NET. Other income, net increased to $46 and $747 for the three and nine-month periods ended June 30, 2001 from $42 and $420 for the comparable Fiscal 2000 periods. This increase for the nine-month period is due primarily to a gain on a sale of assets and technology and a settlement from the discontinuation of a joint venture agreement.

    BENEFIT FOR INCOME TAXES

    For the three and nine-month periods ended June 30, 2001, the Company recorded a benefit for income taxes of $69. This benefit was the result of the Company's overpayment of past state income taxes. The Company has requested these funds from the various states to be refunded. For the three and nine-month periods ended June 30, 2000, the Company recorded a $1.2 million valuation allowance to reserve for the full amount of its net deferred tax assets since, based on the weight of available evidence, management had concluded that it was more likely than not that those future benefits would not be realized.

RECENT ACCOUNTING PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, BUSINESS COMBINATIONS. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. SFAS No. 141 requires that all business combinations be accounted for under the purchase method and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. The Company does not expect SFAS No. 141 to have an impact on the Company's financial statements.

    In July 2001, the FASB also issued SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 142 establishes new guidance on accounting for goodwill and other intangible assets. In addition, companies will be required to review goodwill and intangible assets reported in connection with prior acquisitions, possibly disaggregate and report separately previously identified intangible assets, and possibly reclassify certain intangible assets into goodwill. The Company expects to implement SFAS No. 142 at its earliest allowable adoption date, October 1, 2001. Upon adoption, existing goodwill will no longer be amortized, but instead will be assessed for impairment at least as often as annually. Goodwill resulting from acquisitions initiated after June 30, 2001, will be immediately subject to the nonamortization provisions of SFAS No. 142. Goodwill amortization for the nine months ended June 30, 2001 was $1.6 million. The Company is currently assessing the impact of this new standard.

LIQUIDITY AND CAPITAL RESOURCES
(IN THOUSANDS)

    At June 30, 2001, the Company had cash and cash equivalents and short- and long-term investments of $7,819, a decrease of $6,726 from $14,545 at September 30, 2000.

    Accounts and installments receivable, less allowance for doubtful accounts, were $927 at June 30, 2001, a decrease of $3,845 from $4,772 at September 30, 2000. This decrease is attributed to significant improvement in the Company's collection of past due accounts. The accounts and installments receivable, less allowance for doubtful accounts, is a net amount and reflects the removal of unpaid amounts of deferred revenue off the Company's trial balance.

    Cash used in operating activities was $6,046 during the nine-month period ended June 30, 2001. Use of cash in operating activities consisted mainly of the net loss for the nine-month period of $10,423, the offsetting effects of depreciation and amortization of $5,723 and amortization of stock-based consideration of $309 and fluctuations in certain assets and liabilities.

    The Company used $2,430 in investing activities during the first nine months of Fiscal 2001, principally for the payment of notes payable of $3,125 in connection with previously acquired technologies and intangible assets partially offset by the net maturities of short and long-term investments of $696.

    Net cash provided by financing activities for the nine-month period ended June 30, 2001 was $2,445, consisting primarily of $1,500 from proceeds on a line of credit and $878 from the issuance of common stock in connection with a private placement.

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

OUR BUSINESS MODEL IS NOT YET FULLY PROVEN.

    In Fiscal 1998 we expanded our technology into products and services that could be offered over the Internet to foster long-term growth. Since that time, revenue from Internet-based transactions has grown in relation to revenue from our software licensing and maintenance business, becoming a majority of our total revenue for the first time in the first quarter of Fiscal 2001. We expect our reliance on Internet-based transactions for revenues to continue to increase in the future, and we expect product revenue from software license sales and maintenance to continue to become a smaller component of our revenue over time. Our long-term business model and profit potential are not yet fully proven. To be successful, we must develop and market online recruitment offerings that achieve broad market acceptance by employers, job seekers and interactive media companies. It is possible that we will be required to further adapt our business model in response to additional changes in the online recruitment market or if our current business model is not successful. If we are not able to anticipate changes in the online recruitment market or if our business model is not successful, our business, financial condition and results of operations will be materially and adversely affected.

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

    Affiliates of SOFTBANK Corp. currently beneficially own approximately 35% of our outstanding common stock, which includes approximately 1% of our common stock that is owned by Yahoo! Inc., a SOFTBANK affiliate in which SOFTBANK is a major investor. As a result of their stock ownership, SOFTBANK and its affiliates have significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and their interests could conflict with those of other stockholders. Such concentration of ownership may also have the effect of delaying or preventing a change in control of our Company. In addition, sales of significant amounts of shares held by these entities, or the prospect of these sales, could adversely affect the market price of our common stock.

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

    In addition, in the event we propose to enter into a joint venture for operations in the United Kingdom, continental Europe or Japan or a business transaction with any competitor of SOFTBANK's affiliate ZDNet, we are required by the terms of the stock purchase agreement pursuant to which SOFTBANK acquired our common stock to offer SOFTBANK or one of its affiliates the opportunity to participate in the transaction on terms and conditions mutually acceptable to us and them. As a result of these contractual obligations, third parties may be reluctant to negotiate joint ventures or business transactions with us because they know SOFTBANK and its affiliates will be given the opportunity to participate in such transactions.

KORN/FERRY BENEFICIALLY OWNS APPROXIMATELY 15% OF OUR OUTSTANDING STOCK, IS REPRESENTED ON OUR BOARD OF DIRECTORS AND HAS RIGHTS WITH RESPECT TO CERTAIN OF OUR TRANSACTIONS. KORN/FERRY'S INTERESTS COULD CONFLICT WITH YOUR INTERESTS AND SIGNIFICANT SALES OF STOCK HELD BY IT COULD HAVE A NEGATIVE EFFECT ON OUR STOCK PRICE.

    Korn/Ferry International currently beneficially owns approximately 15% of our outstanding common stock. As a result of its stock ownership, Korn/Ferry has significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and its interests could conflict with those of our other stockholders. In addition, under the terms of the stock purchase agreement pursuant to which Korn/Ferry acquired our common stock, for so long as Korn Ferry continues to hold at least 5% of our common stock, we are required to first negotiate with Korn/Ferry in the event of a potential sale or acquisition of our Company or a substantial stock issuance by us. Such concentration of ownership and such contractual obligation may also have the effect of delaying or preventing a change in control of our Company. In addition, sales of significant amounts of shares held by Korn/Ferry, or the prospect of these sales, could adversely affect the market price of our common stock.

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

WE DEPEND ON KEY PERSONNEL WHO MAY NOT CONTINUE TO WORK FOR US.

    Our future success depends to a significant extent on our senior management and other key employees, many of whom have acquired specialized knowledge and skills with respect to our operations. As a result, if any of these individuals were to leave our Company, we could face substantial difficulty in hiring qualified successors and could experience a loss of productivity while any such successor obtains the necessary training and experience. We also believe that our future success will depend in large part on our ability to attract and retain additional key employees. Competition for qualified personnel in the high tech industry is intense. If we do not succeed in attracting new personnel, or retaining and motivating existing personnel, our business will be adversely affected.

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

    - adverse business developments that have an impact on our business;

    - changes in financial estimates by securities analysts;

    - investor perception of our Company and online recruitment services in general;

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

WE MAY BE SUBJECT TO COSTLY INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS.

    As the number of products and services in our industry increases and as recruiting solutions further overlap, the likelihood that our current or future products may become subject to intellectual property infringement claims increases. Although we are not currently the subject of any intellectual property litigation, there has been substantial litigation in our industry regarding copyright, patent and other intellectual property rights involving computer software companies. Any claims or litigation, with or without merit, could be costly and could divert management's attention, which could have a material adverse effect on our business, financial condition and results of operations. Adverse determinations in such claims or litigation may require us to obtain a license and/or pay damages, which could also have a material adverse effect on our business, financial condition and results of operations.

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

ANTI-TAKEOVER PROVISIONS COULD MAKE IT MORE DIFFICULT FOR A THIRD PARTY TO ACQUIRE US.

    Our Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of common stock may be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change of control of our Company without further action by the stockholders and may adversely affect the voting and other rights of the holders of common stock. We have no present plans to issue shares of preferred stock. Further, certain provisions of our charter documents, including provisions providing for a staggered board of directors and limiting the ability of stockholders to raise matters at a meeting of stockholders without giving advance notice, may have the effect of delaying or preventing changes in control or management of our Company, which could have an adverse effect on the market price of our common stock.

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

    None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On May 17, 2001, the holders of 59% of the outstanding stock of the Company, representing a majority in interest, approved by written consent an amendment to the Company's Third Amended and Restated Certificate of Incorporation to effect a 1-for-5 reverse split of the Company's common stock. In connection with such approval by written consent, a definitive Information Statement Pursuant to
Schedule 14C was filed with the Securities and Exchange Commission on May, 18, 2001 and subsequently mailed to all stockholders of record. The reverse split became effective on June 18, 2001.

ITEM 5. OTHER INFORMATION

    None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits furnished as Exhibits hereto:

Exhibit No.  Description
-----------  -----------

    None

    (b) Reports on Form 8-K.

        Registrant filed Current Report dated June 18, 2001 (Item 5).

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

Date:  August 14, 2001