Form 10-K
period 2001-09-30
WEBHIRE INC
filed 2002-01-14
CIK 1013322

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

                 FOR THE FISCAL YEAR ENDED: SEPTEMBER 30, 2001
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                        COMMISSION FILE NUMBER: 0-20735
                           --------------------------

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

                               Yes __X__ No _____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the common stock on January 9, 2002, as reported on The Nasdaq National Market was approximately $3,212,000. Shares of common stock held by each executive officer and director and by each person who owned 5% or more of the outstanding common stock as of such date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    The number of shares of the registrant's common stock, par value $0.01 per share, outstanding on January 9, 2002 was 4,517,079.

    Part III of this Form 10-K incorporates by reference information from the definitive Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed by the Company with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 WEBHIRE, INC.
                                   FORM 10-K
                               TABLE OF CONTENTS

ITEM                                                                     PAGE
----                                                                   --------
                                    PART I
1.       Business....................................................      2
2.       Properties..................................................     11
3.       Legal Proceedings...........................................     11
4.       Submission of Matters to a Vote of Securities Holders.......     11

                                   PART II
5.       Market for Registrant's Common Stock and Related Stockholder
           Matters...................................................     12
6.       Selected Consolidated Financial Data........................     13
7.       Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................     14
7A.      Quantitative and Qualitative Disclosures About Market
           Risk......................................................     25
8.       Financial Statements and Supplementary Data.................     26
9.       Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure..................................     26

                                   PART III
10.      Directors and Executive Officers of the Registrant..........     26
11.      Executive Compensation......................................     26
12.      Security Ownership of Certain Beneficial Owners and
           Management................................................     26
13.      Certain Relationships and Related Transactions..............     26

                                   PART IV
14.      Exhibits, Financial Statement Schedules, and Reports on Form
           8-K.......................................................     27

                                     PART I

    THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES AND EXCHANGE ACT OF 1934, AS AMENDED. FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS "ANTICIPATES", "BELIEVES", "EXPECTS", "INTENDS", "FUTURE", AND WORDS OF SIMILAR IMPORT WHICH EXPRESS MANAGEMENT'S BELIEF, EXPECTATIONS OR INTENTIONS REGARDING THE COMPANY'S FUTURE PERFORMANCE. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY HAS NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM ITS HISTORICAL OPERATING RESULTS AND FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING, WITHOUT LIMITATION, THOSE SET FORTH UNDER "FACTORS AFFECTING FUTURE OPERATING RESULTS" WHICH BEGINS ON PAGE 18 ON THIS FORM 10-K.

ITEM 1. BUSINESS

OVERVIEW

    Webhire, Inc. ("Webhire" or the "Company") develops, markets, implements and supports Internet-based recruitment management solutions. The Company's solutions enable organizations to strategically manage their talent acquisition process. Webhire's products provide a range of solutions including managing the creation and approval process of job requisitions, the sourcing of candidates through job board postings, resume pool searches, operation of the customer's employment website, activity management of candidates throughout the hiring process, and the creation of internal and external reports to monitor the effectiveness of the recruiting process.

    The Company delivers the following products and services: WEBHIRE RECRUITER, CORPORATE EDITION, a recruitment management solution designed for enterprise level organizations and WEBHIRE RECRUITER, PROFESSIONAL EDITION, designed for small to mid-sized organizations. The Company also continues to support WEBHIRE ENTERPRISE, the Company's prior generation of client/server based products.

    The Company delivers its Internet solutions to customers using a web subscription services model that provides direct access for subscribers via a standard web browser. WEBHIRE ENTERPRISE, the Company's enterprise recruiting solution, is sold through both the application service provider (ASP) model and also as licensed software.

    The Company has augmented its internal development efforts with technology acquisitions and strategic third-party relationships. In July 1999, the Company purchased Hireworks, Inc, a developer of innovative resume searching technology that automatically searches the Internet for resumes, matching them against customer specified criteria. In December 1999, the Company acquired the technology assets of HR Sites International, a developer of an Internet job posting platform that provided automated connections to online job boards and career sites (see Note 6 of the Notes to Consolidated Financial Statements). These technologies have been enhanced and are today integrated into the WEBHIRE RECRUITER product line.

    The Company was incorporated in 1982 as a Massachusetts corporation and was reincorporated as a Delaware corporation in 1994. As of June 1, 1999 the Company changed its name to Webhire, Inc. Restrac Securities Corporation, a wholly-owned subsidiary of Webhire, Inc., was incorporated in September 1996 as a Massachusetts securities corporation for the purpose of holding and managing certain of the Company's cash and investments.

INDUSTRY BACKGROUND

    Recruiting has emerged as one of the most strategic and competitive initiatives for corporations. Hiring and retaining outstanding employees is critical to corporate success. U.S. Census data indicate that the population of 30 - 45 year olds, the primary labor pool for middle managers at U.S. corporations, peaked in 1997 and is actually declining in real terms. Despite the recent downturn in the economy, demographic data indicate the competitive market for skilled job candidates will remain the norm for years to come.

    During the past five years, the Internet has evolved into a sophisticated and ubiquitous communications infrastructure. The Internet has emerged as an important medium for recruiting because it quickly brings candidates and employers together in a directly connected marketplace. On the Internet, an employer has access to literally millions of resumes, can post job openings on thousands of online job boards, and can communicate with candidates in seconds.

    Internet recruiting has become a central staffing strategy for today's corporation. How effectively a company utilizes the Internet for recruiting is rapidly becoming a synonym for how effectively a company recruits.

WEBHIRE INTERNET RECRUITING SOLUTIONS

    The Company's Internet-based recruiting services enable organizations to recruit more efficiently in today's labor market. The Company's services reduce the time and effort required to locate candidates on the Internet, provide tools that help corporate recruiters and hiring managers identify the best possible talent for open positions and enable the management of the entire staffing process online in a user friendly and cost efficient manner. Because the Company's primary solutions are provided to employers over the Internet, start-up times and extensive IT infrastructure requirements are eliminated.

    DIRECT INTERNET SOURCING. The Company provides several services that enable corporate recruiters to directly obtain candidates from the Internet. The Company, as a result of its business arrangements with Headhunter.net and other partners, provides customers with access to large pools of candidate resumes on the Internet. As of November 2001, there were over 1.6 million resumes accessible for targeted searching through the Company's proprietary recruiting solutions. The Company, as a result of its acquisition of HireWorks, Inc., also offers an automated intelligent search agent that conducts resume searching and ranking across the Internet. It is estimated that over 8 million resumes are accessible through the Company's agent technology.

    INTEGRATED INTERNET JOB POSTING. There are now hundreds of career sites and thousands of use.net discussion groups on the Internet, each with its own specific job posting format and protocol. A successful corporate recruiting strategy includes job posting to use multiple destinations that reach national, regional and special interest audiences. The Company provides integrated job posting solutions that enable jobs to be posted to multiple job boards in one simple operation. Currently there are over 2,000 job boards available for customers to utilize.

    RESUME PROCESSING. The creation of a private online electronic database of resumes is central to the Company's candidate management solutions. In connection with its scanning partners the Company processes paper resumes and faxed resumes using the latest optical character recognition technologies and processes resumes sent via email or directly over the Internet with its own proprietary resume processing software. The Company processed approximately 4.0 million resumes during 2001. The processed resumes are stored online in secure databases that are accessible only to customers. The resulting electronic resume pool is a knowledge asset that can be shared throughout an organization. Manual input is virtually eliminated, allowing organizations to collect and store skills and experience data on hundreds of thousands of candidates. The Company's services provide a shared, re-useable pool of candidates, limiting the need for organizations to use employment agencies and advertising to source candidates.

    SOPHISTICATED SKILLS MANAGEMENT AND SELECTION. The Company's software uses a sophisticated search process to rapidly identify and rank qualified candidates based on skills criteria determined by the user. User searches are enhanced by the Company's integrated skills library, which translates high-level job requirements into the words and phrases commonly used by candidates on resumes.

    CANDIDATE MANAGEMENT PROCESS. The Company's solutions incorporate a user-friendly, process-oriented interface designed to simplify the administration of the candidate management process including job requisition creation and editing, candidate tracking, and integrated reporting on the hiring process and sourcing effectiveness. These capabilities reduce delays typical to the staffing process and eliminate redundancies.

    By providing an easily-accessible, shared, re-useable pool of candidates, the Company's services allow organizations to significantly reduce recruitment advertising costs and employment agency fees. In addition, the Company's services are designed to increase recruiter productivity through the elimination of manual entry of resume information and by increasing the efficiency and effectiveness of the hiring process. Webhire systems generally provide a significant return on investment when used effectively.

STRATEGY

    The Company has consistently been a market leader in the Internet recruiting marketplace, and the Company's objective is to leverage this position to broaden its revenue base and return to profitability. The Company has developed a set of subscription-based Internet recruiting services that offer a variety of entry points into the Company's solution set. As customers' Internet recruiting needs mature and grow, the Company provides additional service offerings that extend the features and capabilities of its solutions. Individually and collectively, the Company's services meet the needs of virtually the entire corporate recruiting marketplace. Today, the Company's solutions are used by companies with less than 100 employees, are being adopted regularly by companies in the broad middle market, and continue to be popular at enterprise level organizations with more than 2,500 employees. The Company estimates that there are approximately 250,000 corporations in its target audience.

    The Company's solutions range in price from a few thousand dollars per month for entry-level recruiting services, to tens of thousands of dollars a month for complete enterprise-recruiting solutions. The Company believes that this tiered approach will broaden its market reach, provide a succession of upgrade paths for its current customers, and enable it to convert its Enterprise client/server customers to new Internet-based solutions.

PRODUCTS AND SERVICES

    The Company's current product line is comprised of two major service offerings: WEBHIRE RECRUITER, CORPORATE EDITION (introduced in October 2001), and WEBHIRE RECRUITER, PROFESSIONAL EDITION (introduced in February 2001). WEBHIRE RECRUITER, CORPORATE EDITION provides enterprise level organizations robust functionality customized to their unique needs. WEBHIRE RECRUITER, PROFESSIONAL EDITION is designed for use by small to mid-size companies and provides the same robust functionality in "best practices" standard format. The Company also offers a complete range of options to optimize the entire hiring process, including the WEBHIRE CORPORATE CAREER CENTER, WEBHIRE EMPLOYEE REFERRAL PROGRAM, WEBHIRE RECRUITER, MANAGER'S ACCESS and WEBHIRE AGENT. Depending on the customer's need, these options may be bundled or presented as optional services. The solutions provided with each of these options are as follows:

    WEBHIRE CORPORATE CAREER CENTER is a service where the Company maintains and manages its customers' internal and external Internet employment pages. In conjunction with the WEBHIRE RECRUITER product, it allows organizations to post jobs directly from WEBHIRE RECRUITER to its corporate career website and internal Intranet sites. The CORPORATE CAREER CENTER also incorporates the ability for applicants to search available jobs, apply for those jobs directly on line and be electronically pre-screened for specific job requirements when appropriate.

    EMPLOYEE REFERRAL PROGRAM automates an organization's internal employee job referral program to increase the effectiveness of the program while decreasing the administrative burden of managing it.

    WEBHIRE RECRUITER, MANAGER'S ACCESS gives hiring managers the appropriate level of access to initiate, approve, and track job requisitions online. In addition, customers can choose to enable managers to view current candidates and manage their recruiting tasks effectively with personalized "To Do" lists.

    WEBHIRE AGENT is an intelligent search agent that mines the Internet for candidates, evaluating and scoring found resumes against customer-defined skills requirements for a job opening. Webhire Agent returns a relevance ranked list of the best-qualified resumes it discovers on the Internet. Optionally, Webhire Agent can initiate an e-mail correspondence with candidates who meet or exceed a user-specific scoring threshold.

SERVICES AND OPERATIONS

    The Company believes that superior services and operations are critical to customer satisfaction as well as achieving operational excellence. As of September 30, 2001, the Company's service and operation organization included 54 employees, providing Operations Support, Account Management, Professional Services, Technical Support and Outsourced Services.

    OPERATIONS SUPPORT. The Operations Support Group is responsible for monitoring the day-to-day operations of the WEBHIRE RECRUITER product line as well as providing 24x7 support. The group is also responsible for the care and maintenance of the Company's hosting environment ensuring that the uptime and availability of the Company's services are optimized.

    ACCOUNT MANAGEMENT. The Account Management Group is the direct liaison between the Company and its customers. The group's focus is maintaining relationships, scheduling services and renewals, and providing information on products and future releases.

    PROFESSIONAL SERVICES. The Professional Services Group manages system implementation, provides additional services such as process design and system tailoring and provides basic and advanced training on-line, on-site during system implementation and at the Company's Corporate Training Center throughout the year.

    TECHNICAL SUPPORT. The Technical Support Group provides daily technical assistance to customers via phone, email and on-line help services. The Company provides support Monday through Friday from 8:30 a.m.-8:00 p.m. Eastern Time.

    OUTSOURCED SERVICES. Outsourced Services were introduced by the Company in July 1996 and consist of scanning services, provided principally through third-party arrangements, and correspondence generation.

TECHNOLOGY

WEBHIRE RECRUITER

    The WEBHIRE RECRUITER product line, the Company's Internet-based service offering, is based on an XML-based ASP platform. This Internet recruiting product platform relies on a stateless multi-tier architecture. The architecture is hosted on a computing and network infrastructure that provides redundancy at every level and scalability by the simple addition of more hardware. This architecture also ensures that these Internet recruiting applications will be highly available. Client access to the Webhire system is provided through either Microsoft or Netscape web browsers. The system incorporates key technologies from Microsoft, Oracle and Verity.

WEBHIRE ENTERPRISE

    WEBHIRE ENTERPRISE is a Microsoft Windows-based application, which operates over a standard TCP/IP intranet connection. The application server component of the product utilizes Microsoft Windows NT Server and Microsoft Internet Information Server. Client access is provided via both a Windows application and a browser interface, which is compatible with Microsoft Windows 95/98 or Microsoft Windows NT. This architecture combines the functionality of a traditional client/server application with the easy deployability of an intranet application.

PRODUCT DEVELOPMENT

    The Company believes that its future success will depend upon its ability to enhance its existing software and develop and introduce new services and functions that keep pace with rapid changes in the marketplace. Research and development expenses totaled (in thousands) $6,053, $12,191 and $7,798 for fiscal years 2001, 2000, and 1999, respectively. The savings in expenses from fiscal year 2001 over the past two fiscal years is due mainly from the Company's decision to concentrate on its Internet-based products and discontinue further development of its client/server software solutions, with the focus on converting current customers from WEBHIRE ENTERPRISE to WEBHIRE RECRUITER, CORPORATE EDITION. While the Company expects that certain of its new products and functions will be developed internally, the Company may, based on timing and cost considerations, expand its service offerings through acquisitions or strategic relationships. Software programs as complex as those currently under development by the Company are subject to frequent delays and there can be no assurance that the Company will not encounter difficulties that could delay or prevent the successful and timely development, introduction and marketing of these potential new services.

SALES AND MARKETING

    The Company markets its Internet-based services through sales personnel located in Lexington, Massachusetts, Altadena, California, Foster City, California, San Francisco, California, Chicago, Illinois, Baltimore, Maryland, Dallas, Texas, and Salt Lake City, Utah. The Company also utilizes SoftraNet Technologies, a reseller partner, in Canada. The Company supports its sales force through comprehensive marketing programs which include public relations, direct mail, advertising, seminars, trade shows, ongoing customer communication programs and strategic relationships. While the sales cycle varies from customer to customer, the average sales cycle for enterprise customers is typically 4 to 6 months while the sales cycle of small to mid-size customers is typically 2 to 3 months.

CUSTOMERS

    The following is a partial listing of the Company's customers as of September 30, 2001:

BANKING/FINANCIAL SERVICES    HEALTHCARE/PHARMACEUTICALS            CONSUMER
Legg Mason Wood Walker, Inc.  Bio-Rad Laboratories                  Dole Food Company
National City Corporation     Clarian Health Partners               Heinz North America
Softbank Venture Capital      GlaxoSmithKline                       Nestle USA, Inc.
Univest Corporation           Tenet HealthSystem                    Sharper Image

NON-PROFIT ORGANIZATIONS      INSURANCE                             TELECOMMUNICATIONS
Adra International            Blue Cross Blue Shield--Texas         Arch Wireless Holdings, Inc.
Catholic Relief Services      Motorists Insurance Companies         AT&T Wireless
Girl Scouts of the USA        New York Life Benefit Services, Inc.  Polycom, Inc.
National Democratic           Unigard Insurance Co.
  Institute

                              E-COMMERCE
                              Akamai Technologies
                              MedUnite
                              Morningstar, Inc.

STRATEGIC RELATIONSHIPS

    The Company has established a number of relationships to expand its product offerings, enhance its technologies and to expand distribution. Strategic partners are categorized into four groups: Technology Partners, who provide the Company with innovative technologies that are integrated into the Company's products; Reseller Partners, who include the Company's products as part of their solution; Resume Database Partners, who provide pools of resumes which are integrated into the Company's products; and Career Site Partners, who provide the Company's customers with the ability to post jobs to over 2,000 online destinations. The Company's strategic partners include:

HEADHUNTER.NET

    In May 2001, the Company announced a new marketing partnership with Headhunter.net, a leading online job awareness and recruiting site. Through this partnership, the Headhunter.net resume database has been integrated into the WEBHIRE RECRUITER CORPORATE and PROFESSIONAL EDITIONS, which provides users with access to over 1.6 million resumes. The Company and Headhunter.net promote their respective services to each other's installed base of customers.

SOFTRANET TECHNOLOGIES, INC.

    Softranet Technologies, Inc., a reseller partner of the Company, is a human resource service provider, headquartered in Kanata, Ontario, Canada. Softranet's focus is to help mid and large-size companies select and implement leading-edge business critical web-based human resource software applications.

VERITY, INC.

    The Company's software incorporates the text search software tools developed by Verity, Inc., a technology partner, which allows the Company clients to search through vast amounts of candidate and job data, delivering only the most relevant information directly to the desktop.

SAZTEC INTERNATIONAL.

    SAZTEC International, is a leading provider of information management services. SAZTEC provides the Company with a variety of resume processing services, including resume scanning, clean-up and verification, contact information extraction, and acknowledgement card shipping. SAZTEC processes hard copy, fax and e-mailed resumes.

CAREER SITE PARTNERS

    The Company's career site partners provide customers with access to over 2,000 online job posting destinations. These destinations include major national career sites, regional career sites, and special interest or affinity sites. The following is a representative list of the Company's career site partners:


Headhunter.net                         HotJobs
Monster.com                            workopolis.com
America's Job Bank                     Careermag.com
Black Collegian                        HireDiversity.com

COMPETITION

    The marketplace for staffing solutions is intensely competitive and is rapidly changing. Providers of Internet recruiting services have eclipsed traditional client/server providers. The growth in the marketplace is coming from smaller and mid-sized corporations as well as the traditional enterprise market. Customers are demanding online solutions that leverage the new online marketplace for candidates.

    The Company's chief direct competitors in the Internet recruiting business services marketplace are BrassRing Systems, Recruitsoft and Peopleclick. All three are privately held developers of online staffing automation solutions. The Company also competes against a host of smaller recruiting automation services providers. In addition, several significant job boards and several major enterprise resource planning (ERP) companies have competitive products in the recruitment management space.

    The Company believes that the principal competitive factors affecting its market include product functionality, product performance, quality service support and implementation and cost of ownership. Although the Company believes it competes favorably with respect to such factors, there can be no assurance that the Company can maintain this position against current and potential competitors.

INTELLECTUAL PROPERTY

    The Company relies on a combination of copyright and trade secret laws, employee and third-party non-disclosure agreements and other methods to protect its proprietary rights. The Company believes that, due to the rapid pace of technological innovation within its industry, the Company's ability to establish and maintain a position of technology leadership in the industry is dependent more upon the skills of its development personnel and its existing skills library than upon the legal protections afforded to its existing technology.

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

    The Company relies on certain technology licensed from third parties. The Company's success will depend in part on its continued ability to obtain and use licensed technology that is important to the functionality of its products. An inability to continue to procure or use such technology would likely have a material adverse effect on the Company's business, financial condition and operating results.

EMPLOYEES

    As of September 30, 2001, the Company had 120 full-time employees, consisting of 20 in sales and marketing, 30 in product development, 54 in service and operations and 16 in general and administrative. The Company's employees are not represented by any collective bargaining organizations, and the Company has never experienced any work stoppages. The Company considers its relations with its employees to be good.

EXECUTIVE OFFICERS AND DIRECTORS

                   NAME                       AGE                       POSITION
                   ----                     --------                    --------
Lars D. Perkins...........................   42        Chairman of the Board
Martin J. Fahey...........................   47        President, Chief Executive Officer and
                                                       Director
Stephen D. Allison........................   56        Chief Financial Officer, Vice President,
                                                       Finance, and Treasurer
Robert J. Lederman, Jr....................   44        Vice President, Sales
Ellen B. Madonia..........................   37        Vice President, Client Services and
                                                       Operations
Edward F. Murray..........................   46        Chief Technology Officer
Elise J. Sargent..........................   48        Vice President, Engineering
Russell J. Campanello.....................   45        Director
J. Paul Costello..........................   62        Director
Charles R. Lax............................   42        Director
Peter L. Dunn.............................   56        Director

    LARS D. PERKINS, co-founder of the Company, has served as Chairman of the Board of the Company since 1986. Mr. Perkins is Managing Director of idealab! Boston, a member of the idealab! Network, the leading creator and operator of Internet businesses, whose focus is on identifying, launching and operating New England-based Internet businesses. Mr. Perkins served as President of the Company from 1986 to 1997 and as Chief Executive Officer from 1986 to 1999.

    MARTIN J. FAHEY was named Chief Executive Officer in July 1999. Mr. Fahey was elected President of the Company and as a member of the Board of Directors in July 1997. Mr. Fahey joined the Company as Vice President and Chief Operating Officer in May 1996. Prior to joining the Company, he was cofounder and Chief Executive Officer of Vertigo Development Group, which pioneered the combination of branded content with technology to produce consumer-oriented multimedia products for companies such as Dow Jones, Inc. and Intuit. In 1983, Mr. Fahey joined Lotus Development Corporation as one of its first thirty employees. During his eight years at Lotus he held a number of management positions including General Manager of the Advanced Products Division, Director of Spreadsheet Marketing, Director of Investor Relations, as well as a variety of sales management positions. Mr. Fahey holds a BBA from the University of Notre Dame.

    STEPHEN D. ALLISON joined the Company as Chief Financial Officer, Vice President, Finance and Treasurer in February 2000. From May 1997 to January 2000, Mr. Allison was Chief Financial Officer for PRI Automation, the leading global supplier of advanced factory automation systems and software for semiconductor and OEM process tool manufacturers. Prior to joining PRI Automation, Mr. Allison was employed at Helix Technology Corporation, the leading manufacturer of cryogenic vacuum systems serving the global electronics marketplace, as Vice President and Chief Financial Officer from April 1995 to April 1997.

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

    ELLEN B. MADONIA was elected Vice President, Client Services and Operations in August 2001. Ms. Madonia joined the Company in April 1998, participating in the initial launch of the Company's ASP offerings. Ms. Madonia held the position of Director of Marketing from February 2000 to August 2001. From May 1997 to May 1998, Ms. Madonia was employed by Compaq Computer Corporation as the Database Marketing Manager, Installed Base Initiative. From February 1993 to May 1997, Ms. Madonia was employed by Interleaf, Inc. where she was responsible for developing that company's marketing communications strategy and managing the telesales organization.

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

    J. PAUL COSTELLO was a co-founder of the Company and a member of the Board of Directors of the Company since its founding in 1982. Mr. Costello has served as President of J. Paul Costello Associates, Inc., a consulting company, since 1969 and for many years was President of Costello & Company, Inc., a national contract recruiting company and outplacement firm. Mr. Costello has been a human resource management consultant for over thirty years.

    CHARLES R. LAX was elected as a director of the Company in September 1999. Mr. Lax is a general partner of SOFTBANK Capital Partners, a firm he co-founded in July 1999. Mr. Lax is also managing director of Mobius Venture Capital (formerly known as SOFTBANK Venture Capital), which he co-founded in November 1997. Mr. Lax is also a Director of SOFTBANK Investment America Corporation. Mr. Lax founded GrandBanks Capital, a venture capital partnership, sponsored by SOFTBANK and Mobius Venture Capital in January 2001. He is its Managing General Partner and its Chief Investment

Officer. Prior to joining SOFTBANK, Mr. Lax was a venture partner at VIMAC Partners LLC, a venture capital firm specializing in investments in the information technology and Internet-related industries from June 1993 to July 1996. Mr. Lax also serves on the public boards of 1-800-Flowers.com, Inc.
(FLWS), and Interliant, Inc. (INIT), an Internet hosting and services company. Mr. Lax also serves on the board of a number of private companies, including Clearcross, Inc., Coradiant and Ember Corporation. Mr. Lax is a MAGNA CUM LAUDE graduate of Boston University where he earned a Bachelor of Science.

    PETER L. DUNN was elected as a director of the Company in August 2000. Mr. Dunn is Chief General Counsel and Corporate Secretary of Korn/Ferry International.

ITEM 2. PROPERTIES

    The Company's corporate headquarters are located in Lexington, Massachusetts, where it occupies approximately 43,000 square feet of office space under a lease expiring in February 2004. In addition, the Company has a regional sales and service office in Foster City, California under a lease expiring in January 2002. The Company also leases office space in Chicago, Illinois.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

    None

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

STOCK SPLIT

    On May 17, 2001, the stockholders of the Company approved an amendment to the Company's Third Amended and Restated Certificate of Incorporation to effect a 1-for-5 reverse split of the shares of the Company's common stock (the "Existing Common"). The reverse split became effective as of 9:00 a.m. on June 18, 2001. No fractional shares of newly issued common stock ("New Common") were issued and, in lieu thereof, stockholders holding a number of shares of Existing Common not evenly divisible by five received cash in lieu of fractional shares of New Common. In the following paragraphs, accompanying financial statements and related notes, all share and per share amounts have been retroactively adjusted to reflect the reverse stock split.

MARKET PRICE OF COMMON STOCK

    The Company's common stock (Nasdaq symbol: HIRE) began trading publicly on the National Market System of the Nasdaq Stock Market on July 23, 1996. The following table sets forth, for the period indicated, the high and low closing prices of the common stock as reported on The Nasdaq National Market. These prices do not include retail markups, markdowns, or commissions.

                               COMMON STOCK PRICE

PERIOD                                                          HIGH       LOW
------                                                        --------   --------
October 1, 1999--December 31, 1999..........................   $88.75     $40.00
January 1, 2000--March 31, 2000.............................   $84.38     $43.13
April 1, 2000--June 30, 2000................................   $77.50     $10.16
July 1, 2000--September 30, 2000............................   $26.88     $10.63
October 1, 2000--December 31, 2000..........................   $16.25     $ 2.50
January 1, 2001--March 31, 2001.............................   $10.63     $ 3.13
April 1, 2001--June 30, 2001................................   $ 5.45     $ 2.00
July 1, 2001--September 30, 2001............................   $ 4.40     $ 2.43

    The closing sale price of the common stock on September 30, 2001 was $2.95. On January 9, 2002 the closing price reported on the Nasdaq National Market for the common stock was $1.66.

    The market price of the Company's common stock has fluctuated significantly and is subject to significant fluctuations in the future.

HOLDERS OF COMMON STOCK

    As of January 9, 2002, there were approximately 72 shareholders of record of the Company's common stock and 4,517,079 shares of common stock outstanding.

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

RECENT SALES OF UNREGISTERED SECURITIES

    On December 29, 2000, the Company entered into an agreement with @viso Limited ("@viso"), pursuant to which @viso agreed to purchase 217,500 shares of common stock for issuance to @viso or its nominees, at a price per share of $4.60, for an aggregate purchase price of approximately $1 million. The purchase price of $4.60 per share represents the average closing price of the common stock for the twenty days ending with the closing date of the transactions contemplated by the agreement.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The selected financial data set forth below with respect to the Company's statements of operations for the three fiscal years ended September 30, 2001, 2000, and 1999 and the balance sheets at September 30, 2001 and 2000 are derived from the consolidated financial statements of the Company included elsewhere in this Form 10-K. The selected financial data set forth below with respect to the years ended September 30, 1998 and 1997 are derived from the consolidated financial statements of the Company previously released on December 29, 1998. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

                                                 FISCAL YEAR ENDED SEPTEMBER 30,
                                       ----------------------------------------------------
                                         2001       2000       1999       1998       1997
                                       --------   --------   --------   --------   --------
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
  Services revenue--Internet.........  $ 12,518   $  9,930   $  5,056   $ 2,117    $   811
  Services revenue--Enterprise.......     7,922     10,764     12,484    11,912     10,454
  Product revenue....................     1,443      4,110      7,755    16,826     10,783
  Cost of revenue--Internet..........    12,208     19,570     10,710     2,023        518
  Cost of revenue--Enterprise........     1,726      5,552      6,286     6,978      6,543
  Research and software
    development......................     6,053     12,191      7,798     5,588      5,446
  Sales and marketing................     6,993     13,066     11,446    10,613      8,703
  General and administrative.........     4,260      8,256      6,297     4,322      3,541
  Non-cash write-off of other
    assets...........................        --      1,000         --        --         --
  Amortization of intangible
    assets...........................     2,180      1,748         --        --         --
                                       --------   --------   --------   -------    -------
  (Loss) income from operations......   (11,537)   (36,579)   (17,242)    1,331     (2,703)
  Other income, net..................       465        545        455       593        671
                                       --------   --------   --------   -------    -------
  (Loss) income before provision
    (benefit) for income taxes.......   (11,072)   (36,034)   (16,787)    1,924     (2,032)
  Provision (benefit) for income
    taxes............................       (69)     1,165       (568)      577       (752)
                                       --------   --------   --------   -------    -------
  Net (loss) income..................  $(11,003)  $(37,199)  $(16,219)  $ 1,347    $(1,280)
  Diluted net (loss) income per
    common share.....................  $  (2.47)  $ (11.97)  $  (8.11)  $   .79    $  (.79)
  Diluted weighted average number of
    common shares outstanding........     4,454      3,108      2,001     1,704      1,611

                                                          SEPTEMBER 30,
                                       ----------------------------------------------------
                                         2001       2000       1999       1998       1997
                                       --------   --------   --------   --------   --------
                                                          (IN THOUSANDS)
Balance Sheet Data:
  Cash, cash equivalents and short
    term investments.................  $  3,677   $ 14,545   $ 20,126   $16,436    $15,155
  Restricted cash....................  $  1,500   $     --   $     --   $    --    $    --
  Working capital....................  $   (351)  $  3,171   $ 16,848   $15,304    $14,684
  Total assets.......................  $ 16,091   $ 34,303   $ 45,358   $31,431    $27,053
  Total liabilities..................  $  9,543   $ 18,006   $ 11,342   $11,108    $ 8,513
  Stockholders' equity...............  $  6,548   $ 16,297   $ 34,016   $20,323    $18,540

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

OVERVIEW

    The Company's products and services and the markets it serves have evolved and expanded in concert with the rapid advancements in technology and the elevated focus on human resource management. From its inception in 1982 through the first half of fiscal year 1993, the Company's product revenue consisted primarily of DOS-based applicant tracking and succession planning systems. In June 1993, the Company introduced a Windows-based, client/server staffing solution, which incorporated high-volume resume-scanning, skills management and search capabilities. In November 1997, the Company broadened its offerings with the introduction of WEBHIRE RECRUITER, a service that provides candidate management functions via the Internet and the World Wide Web. In June 1998, the Company released WEBHIRE ENTERPRISE, the next-generation enterprise-level automated recruitment solution designed specifically for corporate intranets. The new product and service releases in fiscal year 1998 enhanced the Company's enterprise software operating segment and solidified its emerging Internet and transaction-based solutions segment. WEBHIRE JOBPOST was added to the Internet service offerings with the completion of a purchase of the Junglee job post technology from Amazon.com in November 1998. In fiscal 2000, several new Internet service offerings were added including WEBHIRE AGENT, OUTSOURCED WEBHIRE ENTERPRISE and WEBHIRE JOB SITE HOSTING. During fiscal 2001, the Company developed its latest versions of WEBHIRE RECRUITER, named WEBHIRE RECRUITER PROFESSIONAL EDITION, released in February 2001, and WEBHIRE RECRUITER CORPORATE EDITION, released in October 2001. The Company also released MANAGER'S ACCESS and its EMPLOYEE REFERRAL PROGRAM, enhanced its WEBHIRE AGENT service, redesigned the WEBHIRE JOB SITE HOSTING SERVICE--now known as WEBHIRE CORPORATE CAREER CENTER--and refined its other services during fiscal 2001.

    Total revenue consists of services revenue and product revenue. Services revenue from WEBHIRE RECRUITER PROFESSIONAL AND CORPORATE EDITIONS, WEBHIRE AGENT, MANAGER'S ACCESS, EMPLOYEE REFERRAL PROGRAM, OUTSOURCED WEBHIRE ENTERPRISE and WEBHIRE CORPORATE CAREER CENTER is recognized ratably over the service term and is attributed to the Internet and transaction-based solutions segment. Other types of Internet services revenue include Webhire Jumpstart and outsourced services (e.g., scanning, acknowledgement mailings), which are recognized as the related services are performed. Services revenue attributed to the enterprise software operating segment include customer maintenance fees for postcontract support, which is recognized ratably over the maintenance term (typically 12 months), and revenue from training, installation and consulting, which is recognized as the related services are performed. Product revenue is generated in the enterprise software operating segment and is derived from perpetual end-user licenses to use the Company's products. Product revenue is recognized upon delivery, provided there are no significant Company obligations remaining and collectibility of the revenue is probable.

RESULTS OF OPERATIONS
($ EXPRESSED IN THOUSANDS)

    The following table sets forth, for the periods indicated, the percentage of total revenue represented by each item reflected in the Company's Consolidated Statements of Operations.

                                                                 FISCAL YEAR ENDED
                                                        ------------------------------------
                                                                   SEPTEMBER 30,
                                                        ------------------------------------
AS A PERCENTAGE OF TOTAL REVENUE:                         2001          2000          1999
---------------------------------                       --------      --------      --------
Revenue:
  Services revenue--Internet..........................     57%            40%          20%
  Services revenue--Enterprise........................     36             43           49
  Product revenue.....................................      7             17           31
                                                          ---           ----          ---
    Total revenue.....................................    100            100          100
                                                          ---           ----          ---
Cost of revenue:
  Services revenue--Internet..........................     43             42           16
  Services revenue--Enterprise........................      6             17           22
  Product revenue.....................................      2              4            3
  Amortization of acquired technologies...............     13             37           26
  Non-cash write-off of other assets..................     --              1           --
                                                          ---           ----          ---
    Total cost of revenue.............................     64            101           67
                                                          ---           ----          ---
Gross profit..........................................     36             (1)          33
                                                          ---           ----          ---
Operating expenses:
  Research and development............................     28             49           31
  Sales and marketing.................................     32             53           45
  General and administrative..........................     19             33           25
  Amortization of intangible assets...................     10              7           --
  Non-cash write-off of other assets..................     --              4           --
                                                          ---           ----          ---
    Total operating expenses..........................     89            146          101
                                                          ---           ----          ---
Loss from operations..................................    (53)          (147)         (68)
Other income, net.....................................      2              2            2
                                                          ---           ----          ---
Loss before (benefit) provision for income taxes......    (51)          (145)         (66)
(Benefit) provision for income taxes..................     (1)             5           (2)
                                                          ---           ----          ---
Net loss..............................................    (50)%         (150)%        (64)%
                                                          ===           ====          ===

    REVENUE

    SERVICES REVENUE. Services revenue--Internet increased 26% to $12,518 for fiscal 2001 from $9,930 for fiscal 2000, and increased 96% to $9,930 for fiscal 2000 from $5,056 for fiscal 1999. The increases were attributable to the increase in average selling price of our WEBHIRE RECRUITER products combined with a growth in the OUTSOURCED WEBHIRE ENTERPRISE customer base. Services revenue--Enterprise was $7,922, $10,764 and $12,484 in fiscal 2001, 2000 and 1999, respectively, representing a decrease of 26% from fiscal 2000 to fiscal 2001 and a decrease of 14% from fiscal 1999 to fiscal 2000. The decreases were due in large part to a reduction in maintenance revenue as the Company transitioned clients from an enterprise to an Internet-based solution.

    PRODUCT REVENUE. Product revenue was $1,443, $4,110 and $7,755 in fiscal 2001, 2000 and 1999, respectively, representing a decrease of 65% from fiscal 2000 to fiscal 2001 and a decrease of 47% from fiscal 1999 to fiscal 2000, respectively. Protracted sales cycles resulting from the transition to an Internet/ intranet product line, the introduction in the market of competitive Internet-based and outsourced solutions, a general stagnation in sales of client-server software solutions, as well as a concerted effort by the Company to transition enterprise clients to an Internet-based solution were the primary contributors to these decreases.

    COST OF REVENUE

    COST OF SERVICES REVENUE. Cost of services revenue includes all costs of maintaining the client services organization and the Internet and transaction-based solutions segment operations, including salaries and personnel-related expenses, travel, outside consulting services, facilities costs and, to a lesser extent, costs of third-party scanning services and royalty payments for software maintenance.

    Cost of services revenue--Internet decreased 8% to $9,445 for fiscal 2001 from $10,303 for fiscal 2000. Cost of services revenue--Internet increased 153% to $10,303 for fiscal 2000 from $4,068 for fiscal 1999. The decrease for fiscal 2001 was mainly the result of a reduction in headcount as the Company managed costs relative to revenues. The increase in fiscal 2000 was principally attributable to costs associated with supporting the expanding WEBHIRE RECRUITER customer base and the introduction of various new products such as WEBHIRE AGENT and OUTSOURCED WEBHIRE ENTERPRISE.

    Cost of services revenue--Enterprise decreased 68% to $1,360 for fiscal 2001 from $4,235 for fiscal 2000. Cost of services revenue--Enterprise decreased 24% to $4,235 for fiscal 2000 from $5,580 for fiscal 1999. The reduction for both fiscal periods is due to management's cost containment measures as well as a reduction in headcount assigned to this product line and a shift of the Company's resources towards an Internet and transaction-based solution segment.

    COST OF PRODUCT REVENUE. Cost of product revenue includes royalty payments for third-party software embedded in the Company's products and costs of documentation and shipping. Cost of product revenue was 25%, 25%, and 9% of product revenue in fiscal 2001, 2000 and 1999, respectively. The percentage increase from fiscal 1999 to fiscal 2000 is attributed primarily to increased royalties due under third-party licensing arrangements for the WEBHIRE ENTERPRISE product. For fiscal 2001, the cost of product revenue was consistent to the previous fiscal year, as no new agreements were signed that would increase this percentage of revenue.

    AMORTIZATION OF ACQUIRED TECHNOLOGIES. Amortization of acquired technologies was $2,763, $9,267 and $6,642 in fiscal year 2001, 2000 and 1999, respectively. In connection with the acquisition of HR Sites during fiscal 2000, the Company recorded acquired technology which is being amortized over a three-year estimated life. In connection with an asset purchase from Amazon.com and the acquisition of HireWorks, Inc. during fiscal 1999, the Company recorded acquired technologies which are being amortized over a two-year estimated life from the respective transaction dates. For fiscal 2001, the large decrease in amortization was attributed to the purchase of Junglee job post technology from Amazon.com that became fully amortized in November 2000, and the HireWorks, Inc. purchase that was fully amortized at the end of June 2001.

    NON-CASH WRITE-OFF OF OTHER ASSETS. The Company did not have any non-cash write-offs of other assets during fiscal 2001. During fiscal 2000, the Company recorded a non-cash write-off of other assets of $284 relating to the impairment of prepaid software licenses for which there was no alternative use.

    OPERATING EXPENSES

    RESEARCH AND SOFTWARE DEVELOPMENT. Research and software development expenses include all costs associated with the product engineering and quality functions, including salaries and personnel-related expenses, travel, outside consulting services and facilities costs. Research and development expenses were $6,053 or 28% of total revenue for fiscal 2001 as compared to $12,191 or 49% of total revenue for fiscal 2000 and $7,798 or 31% of total revenue for fiscal 1999. The decrease in both absolute dollars and as a percentage of revenue for fiscal 2001 is a result of a reduction in personnel and consulting expenses as well as the discontinuation of the future development of the WEBHIRE ENTERPRISE product line.

    SALES AND MARKETING. Sales and marketing expenses include promotional costs and trade shows and costs associated with personnel involved in sales and marketing functions, including salaries, commissions and other personnel-related expenses, travel, outside consulting services and facilities costs. Sales and marketing expenses were $6,993 or 32% of total revenue for fiscal 2001 as compared to $13,066 or 53% of total revenue for fiscal 2000 and $11,446 or 45% of total revenue for fiscal 1999. The decreases in absolute dollars and as a percentage of revenue for fiscal 2001 over fiscal 2000 are due primarily to reductions in headcount and postponement of certain marketing and sales programs. The increases in absolute dollars and as a percentage of revenue for fiscal 2000 over fiscal 1999 were attributed to the increase in sales costs associated with the ramping up of the Internet sales organization. There were 20 employees in the Internet sales organization as of September 30, 2001 as compared to 43 and 26 at September 30, 2000 and 1999, respectively. The Company expects that sales and marketing expenses may vary from year to year as a percentage of total revenue.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of costs for corporate operations personnel (executive, finance and accounting, human resources, legal and administrative), professional fees and other general corporate expenses. General and administrative expenses were $4,260 or 19% of total revenue for fiscal 2001 as compared to $8,256 or 33% of total revenue for fiscal 2000 and $6,297 or 25% of total revenue for fiscal 1999. The decrease in absolute dollars and as a percentage of revenue is the result of a reduction in bad debt expense, a reduction in personnel expenses and a one-time early cancellation fee with respect to a sales office lease recorded during the first quarter of fiscal 2000. The increase in absolute dollars and as a percentage of revenue for the fiscal 2000 period is primarily the result of increased accounts receivable reserves due to the impending discontinuation of support of one of the Company's existing products, increased professional fees due to increased activity in potential domestic and international investment opportunities and increased audit fees due to a change in external independent accountants.

    AMORTIZATION OF INTANGIBLE ASSETS. In connection with the acquisition of HR Sites during fiscal 2000, the Company recorded intangible assets totaling $6,551 including non-compete agreements, a customer base and goodwill which are being amortized over estimated lives of three to five years. The Company recorded amortization expenses of $2,180 and $1,748 for fiscal years 2001 and 2000, respectively.

    NON-CASH WRITE-OFF OF OTHER ASSETS. The Company did not have any non-cash write-offs of other assets during fiscal 2001 and 1999. During fiscal 2000, the Company recorded a non-cash write-off of other assets of $1,000 relating to the impairment of prepaid royalties for software not then sold.

    OTHER INCOME, NET

    Other income consists primarily of interest earned on investments, and for fiscal years 2001 and 2000, the offset of interest expense on Convertible Notes Payable. Other income was $465, $545 and $455 in fiscal 2001, 2000 and 1999, respectively. The variances from period to period are primarily due to fluctuations in the average combined cash and cash equivalents and short- and long-term investment balances.

    PROVISION FOR INCOME TAXES

    For fiscal 2001, the Company had $69 in income tax benefits that consisted mainly of refunds due from overpayments made in prior years to various states in which the Company does business. For fiscal year

2000, the Company recorded a $1,200 valuation allowance to reserve for the full amount of its net deferred tax assets since, based on the weight of available evidence, management has concluded that it is more likely than not that these future benefits will not be realized. For fiscal year 1999, the Company had a benefit of $568 in income tax expense that consisted mainly of a refund of federal income taxes paid in prior years.

RECENT ACCOUNTING PRONOUNCEMENTS

    In October 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard (SFAS) No. 144, ACCOUNTING FOR THE IMPAIRMENT OF DISPOSAL OF LONG-LIVED ASSETS. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively.

    In June 2001, the FASB issued SFAS No. 141, BUSINESS COMBINATIONS. SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The Company does not expect SFAS No. 141 to have an impact on the Company's financial results of operations.

    In June 2001, the FASB also issued SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 142 requires, among other things, the cessation of goodwill amortization. In addition, the standard includes provisions for the reclassification to goodwill of certain existing intangible assets, reassessment of the useful lives of existing intangible assets, reclassification of certain intangible assets out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairment of goodwill. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the interim financial statements have not previously been issued. The Company has adopted SFAS 142 effective with the commencement of fiscal year 2002 and is evaluating its impact on the carrying value of its intangible assets and goodwill.

LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 2001, the Company had cash and cash equivalents and short-term investments of $3,677, a decrease of $10,868 from $14,545 at September 30, 2000.

    Cash used in operating activities was $7,305 during fiscal year 2001. Cash used in operating activities consisted mainly of the net loss for the 2001 fiscal year of $11,003, the fluctuation of accrued expenses of $3,197 and the variation of deferred revenue of $3,722, partially offset by the effects of depreciation and amortization of $7,343 and the fluctuation in accounts receivable of $3,328.

    Cash used in investing activities was $4,273 during fiscal year 2001. Cash used in investing activities consisted primarily of payments related to the fiscal 2000 acquisition of HR Sites of $3,425, the deposit of restricted cash of $1,500 and the capitalization of internally developed internal-use software of $624, offset by the net change in short and long-term investments of $1,715.

    Net cash that was provided by financing activities for fiscal year 2001 was $2,425. Cash provided by financing activities consisted primarily of the proceeds from the bank line of credit of $1,500 and a private placement of the Company's common stock of $1,000, which was consummated in December 2000.

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

    The Company believes that its current cash and cash equivalents and short-term investments will be sufficient to meet its working capital expenditure requirements through fiscal 2002.

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

IF WE ARE UNABLE TO OBTAIN ADDITIONAL CAPITAL AS NEEDED IN THE FUTURE, OUR BUSINESS MAY BE ADVERSELY AFFECTED.

    We currently anticipate that our available cash will be sufficient to meet our anticipated working capital and capital expenditure requirements through the near term. We may need to raise additional capital in the long term to fund more rapid expansion to develop new services, to enhance existing services in response to competitive pressures, and to acquire complementary services, businesses or technologies. In the event our operations are not profitable or do not generate sufficient cash to fund the business, or if we fail to receive money to meet our obligations, we may have to substantially cut back our level of operations. These reductions could, in turn, affect our relationships with our strategic partners and customers and threaten our ability to continue as an ongoing concern. If we raise additional funds through issuances of equity or convertible debt securities, the percentage of ownership of our current stockholders will be reduced and such securities may have rights, preferences and privileges senior to those of our current stockholders. In addition, we may not be able to obtain such financing on terms favorable to us, if at all. If adequate funds are not available or are not available on terms favorable to us, our business, financial condition and results of operations could be materially and adversely affected.

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

OUR BUSINESS IS DEPENDENT ON THE CONTINUED DEVELOPMENT OF THE INTERNET AS A RECRUITING MEDIUM.

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

OUR COMPUTER SYSTEMS COULD FAIL OR OVERLOAD.

    The success of our online recruitment offerings depends highly on the efficient and uninterrupted operation of our computer and communications systems. Power loss, telecommunications failures, computer viruses, electronic break-ins or other similar disruptive problems could damage or cause interruptions in these systems. If our systems are affected by any of these occurrences, our business, financial condition and results of operations could be materially and adversely affected. Our insurance policies may not cover, or if covered, may not adequately compensate us for, any losses that may occur due to any failures or interruptions in our systems. We currently have a redundant system capability to deal with a service emergency, but we do not presently have a formal rollover disaster recovery plan.

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

WE HAVE SIGNIFICANT COMPETITION FROM A VARIETY OF SOURCES.

    The market for recruitment solutions is intensely competitive and highly fragmented. There are a large number of job boards, search firms, and Internet portal sites that are vying for a share of companies' corporate recruiting budgets. We expect to face additional competition as other established and emerging companies, including print media companies and employee recruiting agencies with established brands, enter the online recruitment market.

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

    - the spending patterns of our customers;

    - our sales incentive strategy which is based in part on annual sales targets;

    - the fact that a substantial portion of our revenue often occurs during the last few weeks of each quarter and, as a result, any delays in orders are more likely to result in revenue not being recognized until the following quarter; and

    - our current expense levels are based in part on our expectations of future revenue and, as a result, net income for a given period could be disproportionately affected by any reduction in revenue.

    To the extent our level of revenue in the future decreases from past levels or in some future quarter our revenue or operating results are below the expectations of stock market securities analysts and investors, our profitability and the price of our common stock is likely to be materially and adversely affected.

OUR BUSINESS MAY CONTINUE TO EXPERIENCE NEGATIVE EFFECTS FROM A SLOWDOWN IN THE U.S. AND/OR GLOBAL ECONOMIES.

    Over the past year the U.S. economy has experienced a significant slowdown. As a result of this decline, our business was adversely affected. A continuation of this economic trend could have a material adverse effect on our Company's business, financial condition, results of operations or prospects.

AFFILIATES OF SOFTBANK CORP. BENEFICIALLY OWN APPROXIMATELY 34% OF OUR OUTSTANDING STOCK, ARE REPRESENTED ON OUR BOARD OF DIRECTORS AND HAVE RIGHTS TO PARTICIPATE IN CERTAIN OF OUR TRANSACTIONS. SOFTBANK'S INTERESTS COULD CONFLICT WITH OTHER STOCKHOLDERS' INTERESTS AND SIGNIFICANT SALES OF STOCK HELD BY IT COULD HAVE A NEGATIVE EFFECT ON OUR STOCK PRICE.

    Affiliates of SOFTBANK Corp. currently beneficially own approximately 34% of our outstanding common stock. As a result of their stock ownership, SOFTBANK and its affiliates have significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and their interests could conflict with those of other stockholders. Such concentration of ownership may also have the effect of delaying or preventing a change in control of the Company. In addition, sales of significant amounts of shares held by these entities, or the prospect of these sales, could adversely affect the market price of our common stock.

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

KORN/FERRY BENEFICIALLY OWNS APPROXIMATELY 15% OF OUR OUTSTANDING STOCK, IS REPRESENTED ON OUR BOARD OF DIRECTORS AND HAS RIGHTS WITH RESPECT TO CERTAIN OF OUR TRANSACTIONS. KORN/FERRY'S INTERESTS COULD CONFLICT WITH OTHER STOCKHOLDERS' INTERESTS AND SIGNIFICANT SALES OF STOCK HELD BY IT COULD HAVE A NEGATIVE EFFECT ON OUR STOCK PRICE.

    Korn/Ferry International currently beneficially owns approximately 15% of our outstanding common stock. As a result of its stock ownership, Korn/Ferry has significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and its interests could conflict with those of our other stockholders. In addition, under the terms of the stock purchase agreement pursuant to which Korn/Ferry acquired our common stock, for so long as Korn Ferry continues to hold at least 5% of our common stock, we are required to first negotiate with Korn/ Ferry in the event of a potential sale or acquisition of our Company or a substantial stock issuance by us. Such concentration of ownership and such contractual obligation may also have the effect of delaying or preventing a change in control of our Company. In addition, sales of significant amounts of shares held by Korn/Ferry, or the prospect of these sales, could adversely affect the market price of our common stock.

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

ANTI-TAKEOVER PROVISIONS COULD MAKE IT MORE DIFFICULT FOR A THIRD PARTY TO ACQUIRE US.

    Our Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of common stock may be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change of control of the Company without further action by the stockholders and may adversely affect the voting and other rights of the holders of common stock. We have no present plans to issue shares of preferred stock. Further, certain provisions of our charter documents, including provisions providing for a staggered board of directors and limiting the ability of stockholders to raise matters at a meeting of stockholders without giving advance notice, may have the effect of delaying or preventing changes in control or management of the Company, which could have an adverse effect on the market price of our common stock.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this item is incorporated by reference from the Consolidated Financial Statements and Supplementary Data of the Company set forth on pages F-1 through F-20 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item 10 is hereby incorporated by reference to the text appearing under Part I, Item 1--Business under the caption "Executive Officers and Directors" in this Form 10-K, and by reference to the information included under the headings "Information Regarding Directors", "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed by the Company within 120 days after the close of its fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this Item 11 is hereby incorporated by reference to the information under the heading "Executive Compensation" in the Company's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed by the Company within 120 days after the close of its fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item 12 is hereby incorporated by reference to the information under the heading "Principal and Management Stockholders" in the Company's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed by the Company within 120 days after the close of its fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item 13 is hereby incorporated by reference to the information under the heading "Certain Relationships and Related Transactions", if any, in the Company's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed by the Company within 120 days after the close of its fiscal year.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)(1)  FINANCIAL STATEMENTS

    1. Report of PricewaterhouseCoopers LLP dated December 21, 2001 (See Page F-2 hereof).

    2. Report of Arthur Andersen LLP dated October 21, 1999 (See Page F-3 hereof).

    3. Consolidated Balance Sheets as of September 30, 2001 and 2000. (See Page F-4 hereof).

    4. Consolidated Statements of Operations for the years ended September 30, 2001, 2000 and 1999 (See Page F-5 hereof).

    5. Consolidated Statements of Stockholders' Equity for the years ended September 30, 2001, 2000 and 1999. (See Page F-6 hereof).

    6. Consolidated Statements of Cash Flows for the years ended September 30, 2001, 2000 and 1999. (See Page F-7 hereof).

    7. Notes to Consolidated Financial Statements. (See pages F-8 through F-23 hereof).

(A)(2)  FINANCIAL STATEMENT SCHEDULES

    1.  Report of PricewaterhouseCoopers LLP dated December 31, 2001

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

   3.1                  Fourth Amended and Restated Certificate of Incorporation of
                        the Company (Incorporated by reference to the relevant
                        exhibit to the Company's Current Report on Form 8-K, filed with the Commission on June 18, 2001)

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

 +10.24                 Amendment #3 to VAR Agreement dated November 27, 1991,
                        between the Company and Verity, Inc. (Incorporated by
                        reference to the relevant exhibit to the Company's (f/k/a
                        Restrac, Inc.) Quarterly Report on Form 10-K, filed with the
                        Commission on December 27,1996)

 +10.25 Amendment #4 to VAR Agreement dated November 27, 1991, between the Company and Verity, Inc. (Incorporated by reference to the relevant exhibit to the Company's (f/k/a
                        Restrac, Inc. ) Quarterly Report on Form 10-K, filed with the Commission on December 29, 1998)

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

  10.32                 Line of Credit Agreement dated March 27, 2001, between the
                        Company and Citizens Bank of Massachusetts. (Incorporated by
                        reference to the relevant exhibit to the Company's Quarterly
                        Report on Form 10-Q, filed with the Commission on May 14,
                        2001)

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

    (b) Report on Form 8-K.

    The Company has not filed any Form 8-K's during the fourth quarter of fiscal 2001.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of January, 2002.

                                                       WEBHIRE, INC.

                                                       By:             /s/ MARTIN J. FAHEY
                                                            ----------------------------------------
                                                                        Martin J. Fahey,
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER

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

                   SIGNATURE                                    TITLE                       DATE
                   ---------                                    -----                       ----
              /s/ MARTIN J. FAHEY                 Director, President and Chief
     --------------------------------------         Executive Officer                 January 14, 2002
                Martin J. Fahey                     (Principal Executive Officer)

             /s/ STEPHEN D. ALLISON               Chief Financial Officer (Principal
     --------------------------------------         Financial Officer and Principal   January 14, 2002
               Stephen D. Allison                   Accounting Officer)

              /s/ LARS D. PERKINS
     --------------------------------------       Director, Chairman of the Board     January 14, 2002
                Lars D. Perkins

           /s/ RUSSELL J. CAMPANELLO
     --------------------------------------       Director                            January 14, 2002
             Russell J. Campanello

              /s/ J. PAUL COSTELLO
     --------------------------------------       Director                            January 14, 2002
                J. Paul Costello

               /s/ CHARLES R. LAX
     --------------------------------------       Director                            January 14, 2002
                 Charles R. Lax

               /s/ PETER L. DUNN
     --------------------------------------       Director                            January 14, 2002
                 Peter L. Dunn

                                 WEBHIRE, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Report of Independent Public Accountants....................    F-2

Report of Independent Public Accountants....................    F-3

Consolidated Balance Sheets as of September 30, 2001 and
  2000......................................................    F-4

Consolidated Statements of Operations for the Years Ended
  September 30, 2001, 2000 and 1999.........................    F-5

Consolidated Statements of Stockholders' Equity for the
  Years Ended September 30, 2001, 2000 and 1999.............    F-6

Consolidated Statements of Cash Flows for the Years Ended
  September 30, 2001, 2000 and 1999.........................    F-7

Notes to Consolidated Financial Statements..................    F-8

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Webhire, Inc.:

    In our opinion, the accompanying consolidated balance sheets as of September 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Webhire, Inc. and its subsidiaries at September 30, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP
Boston, Massachusetts
December 31, 2001

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Webhire, Inc.:

    We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Webhire, Inc. for the year ended September 30, 1999. These consolidated financial statements and schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

    We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations of Webhire, Inc. and its cash flows for the year ended September 30, 1999, in conformity with accounting principles generally accepted in the United States.

    Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole for the year ended September 30, 1999.

/s/ ARTHUR ANDERSEN LLP
Boston, Massachusetts
October 21, 1999

                                 WEBHIRE, INC.
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 2,982    $12,135
  Short-term investments....................................      695      2,410
  Accounts and installments receivable, less allowance for
    doubtful accounts of $484 and $1,587 at September 30,
    2001 and September 30, 2000, respectively...............    2,041      4,772
  Restricted cash...........................................    1,500         --
  Other current assets......................................    1,822      1,684
                                                              -------    -------
      Total current assets..................................    9,040     21,001
                                                              -------    -------
  Long-term installments receivable, net....................       63        153
  Property and equipment, net...............................    2,518      4,248
  Acquired technologies, net of accumulated amortization of
    $18,672 and $15,909 at September 30, 2001 and September
    30, 2000, respectively..................................      826      3,589
  Intangible assets and goodwill, net of accumulated
    amortization of $3,928 and $1,748 at September 30, 2001
    and September 30, 2000, respectively....................    3,246      4,803
  Other assets..............................................      398        509
                                                              -------    -------
      TOTAL ASSETS..........................................  $16,091    $34,303
                                                              =======    =======

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable--bank.......................................  $ 1,500    $    --
  Current portion of capital lease obligations..............      234        254
  Convertible notes payable.................................       --      3,425
  Accounts payable..........................................    1,930      1,504
  Accrued expenses..........................................    1,305      4,502
  Deferred revenue..........................................    4,422      8,145
                                                              -------    -------
      Total current liabilities.............................    9,391     17,830
                                                              -------    -------
Other liabilities...........................................      152        176
                                                              -------    -------
      Total liabilities.....................................    9,543     18,006
                                                              -------    -------
Commitments and contingencies...............................       --         --
Stockholders' equity:
  Preferred stock, $.01 par value--Authorized--5,000,000
    shares, Issued and Outstanding--none at September 30,
    2001 and September 30, 2000.............................       --         --
  Common stock, $.01 par value--Authorized--30,000,000
    shares, Issued--4,648,055 and 4,421,994 shares at
    September 30, 2001 and September 30, 2000, respectively,
    Outstanding--4,510,675 and 4,284,614 shares at September
    30, 2001 and September 30, 2000, respectively...........       46         44
  Additional paid-in capital................................   70,192     68,940
  Treasury stock, at cost--137,380 shares at September 30,
    2001 and September 30, 2000, respectively...............     (831)      (831)
Accumulated deficit.........................................  (62,859)   (51,856)
                                                              -------    -------
  Total stockholders' equity................................    6,548     16,297
                                                              -------    -------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............  $16,091    $34,303
                                                              =======    =======

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                                 WEBHIRE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                YEARS ENDED SEPTEMBER 30,
                                                           ------------------------------------
                                                              2001         2000         1999
                                                           ----------   ----------   ----------
Revenue:
  Services revenue--Internet.............................  $   12,518   $    9,930   $    5,056
  Services revenue--Enterprise...........................       7,922       10,764       12,484
  Product revenue........................................       1,443        4,110        7,755
                                                           ----------   ----------   ----------
      Total revenue......................................      21,883       24,804       25,295
                                                           ----------   ----------   ----------
Cost of revenue:
  Services revenue--Internet.............................       9,445       10,303        4,068
  Services revenue--Enterprise...........................       1,360        4,235        5,580
  Product revenue........................................         366        1,033          706
  Amortization of acquired technologies..................       2,763        9,267        6,642
  Non-cash write-off of other assets.....................          --          284           --
                                                           ----------   ----------   ----------
      Total cost of revenue..............................      13,934       25,122       16,996
                                                           ----------   ----------   ----------
Gross profit.............................................       7,949         (318)       8,299
                                                           ----------   ----------   ----------
Operating expenses:
  Research and software development......................       6,053       12,191        7,798
  Sales and marketing....................................       6,993       13,066       11,446
  General and administrative.............................       4,260        8,256        6,297
  Amortization of intangible assets......................       2,180        1,748           --
  Non-cash write-off of other assets.....................          --        1,000           --
                                                           ----------   ----------   ----------
      Total operating expenses...........................      19,486       36,261       25,541
                                                           ----------   ----------   ----------
Loss from operations.....................................     (11,537)     (36,579)     (17,242)
Other income, net........................................         465          545          455
                                                           ----------   ----------   ----------
Loss before income taxes.................................     (11,072)     (36,034)     (16,787)
(Benefit) from provision for income taxes................         (69)       1,165         (568)
                                                           ----------   ----------   ----------
Net loss.................................................  $  (11,003)  $  (37,199)  $  (16,219)
                                                           ==========   ==========   ==========
Basic and diluted net loss per common share..............  $    (2.47)  $   (11.97)  $    (8.11)
                                                           ==========   ==========   ==========
Basic and diluted weighted average number of common
  shares outstanding.....................................   4,454,389    3,108,144    2,000,932
                                                           ==========   ==========   ==========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                                 WEBHIRE, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                              COMMON STOCK                       TREASURY STOCK      (ACCUMULATED
                                          --------------------   ADDITIONAL   --------------------     DEFICIT)         TOTAL
                                           NUMBER     $.01 PAR    PAID-IN      NUMBER                  RETAINED     STOCKHOLDERS'
                                          OF SHARES    VALUE      CAPITAL     OF SHARES     COST       EARNINGS        EQUITY
                                          ---------   --------   ----------   ---------   --------   ------------   -------------
Balance, September 30, 1998.............    1,805       $ 18      $19,574        137       $(831)      $  1,562       $ 20,323
Exercise of common stock options........       18         --          356         --          --             --            357
Employee stock purchase plan stock
  issuance..............................        7         --          104         --          --             --            104
Compensation expense on stock options...       --         --           49         --          --             --             49
Issuance of common stock in connection
  with acquired technologies............      396          4       10,243         --          --             --         10,246
Issuance of common stock in connection
  with private placement, net of
  issuance costs of $1,017..............      792          8       18,975         --          --             --         18,983
Stock-based consideration...............       --         --          173         --          --             --            173
Net loss................................       --         --           --         --          --        (16,219)       (16,219)
                                           ------       ----      -------        ---       -----       --------       --------
Balance, September 30, 1999.............    3,018         30       49,474        137        (831)       (14,657)        34,016
Exercise of common stock options........       37         --          775         --          --             --            775
Employee stock purchase plan stock
  issuance..............................        6         --          174         --          --             --            174
Acquisition of technologies and
  intangible assets.....................       --         --        3,641         --          --             --          3,641
Issuance of common stock in connection
  with private placement, net of
  issuance costs of $1,121..............    1,361         14       14,865         --          --             --         14,879
Stock-based consideration...............       --         --           11         --          --             --             11
Net loss................................       --         --           --         --          --        (37,199)       (37,199)
                                           ------       ----      -------        ---       -----       --------       --------
Balance, September 30, 2000.............    4,422         44       68,940        137        (831)       (51,856)        16,297
Employee stock purchase plan stock
  issuance..............................        8         --           67         --          --             --             67
Issuance of common stock in connection
  with private placement, net of
  issuance costs of $122................      218          2          876         --          --             --            878
Stock-based consideration...............       --         --          309         --          --             --            309
Net loss................................       --         --           --         --          --        (11,003)       (11,003)
                                           ------       ----      -------        ---       -----       --------       --------
Balance, September 30, 2001.............    4,648       $ 46      $70,192        137       $(831)      $(62,859)      $  6,548
                                           ======       ====      =======        ===       =====       ========       ========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                                 WEBHIRE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                YEARS ENDED SEPTEMBER 30,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
Cash Flows from Operating Activities:
  Net loss..................................................  $(11,003)  $(37,199)  $(16,219)
  Adjustments to reconcile net loss to net cash used in
    operating activities--
    Depreciation and amortization...........................     7,343     13,687      8,754
    Stock-based consideration...............................       309         11        173
    Provision for doubtful accounts.........................      (596)     1,453        802
    Non-cash write-off of other assets......................        --      1,284         --
    Deferred income taxes, net..............................        --      1,068       (187)
    Gain on sale of property and equipment..................      (120)        --         --
    Compensation expense on stock options and warrant
     grants.................................................        --         --         49
    Changes in operating assets and liabilities--
      Accounts and installments receivable..................     3,328     (1,531)     1,787
      Other current assets..................................      (138)      (647)      (602)
      Refundable income taxes...............................        --        700       (565)
      Long-term installments receivable.....................        90        291        137
      Accounts payable......................................       426       (418)       123
      Accrued expenses......................................    (3,197)     1,352       (122)
      Deferred revenue......................................    (3,723)     2,803       (139)
      Other liabilities.....................................       (24)       (52)      (178)
                                                              --------   --------   --------
        Net cash used in operating activities...............    (7,305)   (17,198)    (6,187)
                                                              --------   --------   --------
Cash Flows from Investing Activities:
  Purchases of acquired technologies and intangible
    assets..................................................    (3,425)    (1,570)    (7,167)
  Additions to capitalized internal-use software............      (624)        --         --
  Purchases of property and equipment.......................      (773)    (2,328)    (3,191)
  Deposit of restricted cash................................    (1,500)        --         --
  Proceeds from sale of property and equipment..............       223         --         --
  Purchases of short and long-term investments..............    (5,459)   (13,819)    (2,751)
  Proceeds from sale and maturities of short and long-term
    investments.............................................     7,174     11,409     10,308
  Proceeds from returns of security deposits................       111        134        149
                                                              --------   --------   --------
        Net cash used in investing activities...............    (4,273)    (6,174)    (2,652)
                                                              --------   --------   --------
Cash Flows from Financing Activities:
  Proceeds from line of credit..............................     1,500         --         --
  Proceeds from issuance of common stock in connection with
    private placement.......................................     1,000     16,000     20,000
  Issuance costs in connection with private placement of
    common stock............................................      (122)    (1,121)    (1,017)
  Proceeds from employee stock purchase plan stock
    issuance................................................        67        174        104
  Proceeds from exercise of common stock options............        --        774        357
  Payments of capital lease obligations.....................       (20)      (446)      (251)
                                                              --------   --------   --------
        Net cash provided by financing activities...........     2,425     15,381     19,193
                                                              --------   --------   --------
Net (decrease) increase in Cash and Cash Equivalents........    (9,153)    (7,991)    10,354
Cash and Cash Equivalents, beginning of period..............    12,135     20,126      9,772
                                                              --------   --------   --------
Cash and Cash Equivalents, end of period....................  $  2,982   $ 12,135   $ 20,126
                                                              ========   ========   ========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for
    Interest................................................  $    258   $     15   $     13
                                                              --------   --------   --------
    Income taxes............................................  $     18   $      9   $    395
                                                              --------   --------   --------
Supplemental Disclosure of Noncash Investing and Financing
  Activities:
Issuance of warrants in connection with financing
  commitment................................................  $    309   $     --   $     --
                                                              --------   --------   --------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                                 WEBHIRE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(1)  DESCRIPTION OF BUSINESS

    The Company develops, markets, implements and supports Internet-based recruitment management solutions. The Company's solutions enable organizations to strategically manage their talent acquisition process. The Company's products provide a range of solutions including managing the creation and approval process of job requisitions, the sourcing of candidates through job board postings, resume pool searches, operation of the customer's employment website, activity management of candidates throughout the hiring process, and the creation of internal and external reports to monitor the effectiveness of the recruiting process.

    Effective June 1, 1999, the Company effected a name change from Restrac, Inc. to Webhire, Inc.

    The financial statements have been prepared assuming the Company will continue as a going concern. The Company has sufferred recurring losses resulting in an accumulated deficit. The Company currently anticipates that its available cash will be sufficient to meet its anticipated working capital and capital expenditure requirements through fiscal 2002. However, the Company may need to raise additional capital to meet its needs in the longer term to fund more rapid expansion to develop new services and to enhance existing services in response to competitive pressures, and to acquire complimentary services, businesses or technologies. In the event its operations are not profitable or do not generate sufficient cash to fund the business, or if the Company fails to receive money to meet its obligations, the Company has the intent and ability to substantially cut back its level of operations to continue to operate as a going concern through fiscal 2002.

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

    (B)  USE OF ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates.

    (C)  REVENUE RECOGNITION

    Services revenue--Internet includes fees for scanning, job posting services, recruiter training, WEBHIRE RECRUITER PROFESSIONAL AND CORPORATE EDITIONS, WEBHIRE JUMPSTART, WEBHIRE CORPORATE CAREER CENTER, MANAGER'S ACCESS, WEBHIRE AGENT, EMPLOYEE REFERRAL PROGRAM and OUTSOURCED WEBHIRE ENTERPRISE. Services revenue--Enterprise includes customer maintenance fees and fees for training, installation and consulting. Product revenue includes software license fees.

                                 WEBHIRE, INC.

                               SEPTEMBER 30, 2001

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Product revenue from software license fees is recognized upon delivery of the software and receipt of a binding contract, provided there are no significant Company obligations remaining and collectibility of the revenue is reasonably assured. If an acceptance period is allowed, revenue is recognized upon the earlier of the acceptance or the expiration of the acceptance period, as defined in the applicable software license agreement.

    Installments receivable represent the present value of future payments related to the financing by the Company of noncancelable term software license agreements that provide for payment in installments over a five-year period. A portion of each installment is recognized as interest income in the accompanying consolidated statements of operations.

    Services revenue from WEBHIRE RECRUITER PROFESSIONAL AND CORPORATE EDITIONS, WEBHIRE CORPORATE CAREER CENTER, MANAGER'S ACCESS, WEBHIRE AGENT, EMPLOYEE REFERRAL PROGRAM and OUTSOURCED WEBHIRE ENTERPRISE is recognized ratably over the service term. Services revenue from customer maintenance fees for post-contract support is recognized ratably over the maintenance term, which is typically twelve months. Services revenue from Enterprise training, installation, consulting, resume scanning, recruiter training and WEBHIRE JUMPSTART is recognized as the related services are performed.

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

    The Company capitalizes certain software development costs in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position 98-1 ("SOP 98-1"), ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. Costs incurred for the Company's own personnel and outside consultants who are directly associated with software developed for internal use are capitalized. Capitalized internal-use software costs are being amortized over a period of 5 years commencing in the period in which the software is placed into use. At September 30, 2001 and 2000, the Company had capitalized software development costs of $624 and $0, respectively, and no amortization was yet recorded.

                                 WEBHIRE, INC.

                               SEPTEMBER 30, 2001

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (E)  CASH AND CASH EQUIVALENTS

    Cash equivalents are recorded at amortized cost and consist of highly liquid investments with remaining maturities at date of purchase of three months or less. At September 30, 2001 and 2000, cash and cash equivalents consisted of the following:

                                                                SEPTEMBER 30,
                                                             -------------------
                                                               2001       2000
                                                             --------   --------
Cash and money market funds................................   $1,065    $   577
Commercial paper...........................................    1,917     11,558
                                                              ------    -------
                                                              $2,982    $12,135
                                                              ======    =======

    (F)  RESTRICTED CASH

    Restricted cash of $1,500 consists of cash and money market funds that mature in less than one year and represents collateral for the Company's note payable with a bank (see Note 3). The classification is determined based on the expected term of the collateral requirement and not necessarily the maturity date of the underlying securities.

    (G)  SHORT-TERM INVESTMENTS

    The Company classifies its short-term investments as available-for-sale which have been recorded at amortized cost on the Company's balance sheet, which approximates fair market value. At September 30, 2001 and 2000, the Company had short-term investments of $695 and $2,410, respectively. Realized and unrealized gains and losses for the periods presented were not material.

    (H)  OTHER CURRENT ASSETS

    Other current assets primarily consist of prepaid operating expenses. The Company capitalizes prepaid expenses and amortizes them over the applicable period of their use. Prepaid expenses amounted to $1,757 and $1,638 at September 30, 2001 and 2000, respectively.

                                 WEBHIRE, INC.

                               SEPTEMBER 30, 2001

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (I)  PROPERTY AND EQUIPMENT

    The Company records property and equipment at cost and provides for depreciation on a straight-line basis over the estimated useful lives of the assets, as follows:

                                                                     SEPTEMBER 30,
                                                    ESTIMATED     -------------------
ASSET CLASSIFICATION                               USEFUL LIFE      2001       2000
--------------------                              -------------   --------   --------
Computer and office equipment...................   3--5 Years     $ 10,480   $10,195
Software........................................     3 Years         1,946     1,803
Furniture and fixtures..........................   3--7 Years          641       641
Leasehold improvements..........................  Life of Lease        467       458
Equipment under capital lease...................     3 Years           568       568
                                                                  --------   -------
                                                                    14,102    13,665
Accumulated depreciation........................                   (11,584)   (9,417)
                                                                  --------   -------
                                                                  $  2,518   $ 4,248
                                                                  ========   =======

    Depreciation expense for the years ended September 30, 2001, 2000 and 1999 amounted to approximately $2,400, $2,673 and $2,112, respectively.

    (F)  INTANGIBLE ASSETS

    Intangible assets are stated at cost and amortized using the straight-line method over the assets' estimated useful lives, which range from two to five years. Intangible assets consist mainly of capitalized research and development costs, amortized over five years, and goodwill from the purchase of HR Sites, Inc., which has been amortized using the straight-line method over three years since the Company's purchase in December, 1999.

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

    (L)  NET LOSS PER SHARE

    SFAS No. 128, EARNINGS PER SHARE, establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. In accordance

                                 WEBHIRE, INC.

                               SEPTEMBER 30, 2001

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) with SFAS No. 128, basic net loss per share for 2001, 2000 and 1999 is calculated by dividing net loss by the weighted average number of common shares outstanding for those periods. Diluted net loss per share is calculated by dividing net loss by the diluted weighted average number of common shares outstanding for all periods presented. The following table reconciles the weighted average common shares outstanding to the shares used in computation of diluted weighted average common shares outstanding:

                                                  YEARS ENDED SEPTEMBER 30,
                                              ---------------------------------
                                                2001        2000        1999
                                              ---------   ---------   ---------
Weighted average common shares
  outstanding...............................  4,454,389   3,108,144   2,000,932
                                              =========   =========   =========

    As of September 30, 2001, 2000 and 1999, 719,108, 506,829 and 324,226
potential common shares were outstanding, respectively, but not included in the above calculation, as their effect would have been antidilutive.

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

    (N)  RECENT ACCOUNTING STANDARDS

    In October 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard (SFAS) No. 144, ACCOUNTING FOR THE IMPAIRMENT OF DISPOSAL OF LONG-LIVED ASSETS. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively.

    In June 2001, the FASB issued SFAS No. 141, BUSINESS COMBINATIONS. SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The Company does not expect SFAS No. 141 to have an impact on the Company's financial results of operations.

    In June 2001, the FASB also issued SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 142 requires, among other things, the cessation of goodwill amortization. In addition, the standard includes

                                 WEBHIRE, INC.

                               SEPTEMBER 30, 2001

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) provisions for the reclassification to goodwill of certain existing intangible assets, reassessment of the useful lives of existing intangible assets, reclassification of certain intangible assets out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairment of goodwill. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the interim financial statements have not previously been issued. The Company has adopted SFAS 142 effective with fiscal year 2002 and is evaluating its impact on the carrying value of its intangible assets and goodwill.

    In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION--AN INTERPRETATION OF APB OPINION NO. 25. FIN 44 clarifies the application of APB No. 25 to certain issues including: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequences of various modifications to the terms of previously fixed stock option or award; and the accounting for the exchange of stock compensation awards in a business combination. FIN 44 became effective on July 1, 2000, but certain conclusions in FIN 44 are applicable retroactively to specific events occurring after either December 15, 1998 or January 12, 2000. FIN 44 was adopted by the Company in fiscal 2001 and had no material impact on the Company's financial results of operations.

    (O)  FINANCIAL INSTRUMENTS

    The estimated fair value of the Company's financial instruments, which include cash equivalents, short- and long-term investments, accounts and installments receivable, accounts payable and debt, approximates their carrying value.

(3)  NOTES PAYABLE--BANK

    On March 27, 2001, the Company secured a $3,000 line of credit from Citizens Bank of Massachusetts, that expires and is payable in full on March 27, 2003. This line of credit is collateralized by all assets of the Company. Interest under this line of credit is to be charged at a fluctuating rate that is equal to the daily prime rate, or at such other rate agreed to from time to time by the Company and Citizens Bank. The average rate for fiscal 2001 was 7.0%. A rate of 0.25% is used to calculate interest on the unused portion of the line of credit. The borrowing base of this line of credit will initially be equal to 100% of the Company's pledged cash, not to exceed $3,000. This line of credit has a feature which, once all evidence is given to the bank's conditions of lending, will increase the borrowing base to the sum of 100% of the Company's pledged cash plus 70% of qualified accounts receivable plus the lesser of $1,000 or 50% of the Company's deferred qualified accounts. At September 30, 2001, $1,500 was outstanding under this line of credit, collateralized by $1,500 of cash, with $1,500 still available.

(4)  RELATED PARTY TRANSACTION

    On January 11, 2001, a major investor in the Company, which is a related party, provided the Company with a written commitment to support the Company's cash liquidity requirements through September 2001, up to a maximum of $5,000, if necessary. In consideration of such commitment, the Company issued a warrant to the investor to purchase 100,000 shares of the Company's common stock at a

                                 WEBHIRE, INC.

                               SEPTEMBER 30, 2001

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(4)  RELATED PARTY TRANSACTION (CONTINUED)
price of $6.25 per share. The warrant was fully vested on January 11, 2001 and expires after January 11, 2004. For fiscal 2001, the Company recorded a charge of $309 as interest expense for the fair value of these warrants.

(5)  YAHOO! INVESTMENT AND SERVICE AGREEMENT

    In connection with the service agreement dated June 3, 1999 between Yahoo! and the Company, the Company granted to Yahoo! warrants to purchase 39,843 shares of common stock at $24.75 per share. The warrants were accounted for under the variable method of accounting until fully vested on June 3, 2000. The Company recognized the expense related to the warrants over the vesting period. For fiscal 2001, 2000 and 1999, the Company recorded a charge of $0, $11 and $173, respectively.

(6)  ACQUIRED TECHNOLOGIES

    On December 13, 1999, the Company acquired certain assets of Human Resources Sites International, Inc. ("HR Sites"). HR Sites was the developer of an Internet job-posting platform that provided online job posting connections to more than 2,000 career sites and Internet news groups. The Company paid $1,500 in cash plus junior subordinated convertible promissory notes (the "Notes") with face amounts totaling $3,425. The assets and intangible assets acquired from HR Sites are being amortized over periods of three to five years. The assets are recorded under Acquired technologies on the balance sheet and are equal to $826, net of accumulated amortization, as of September 30, 2001. Goodwill and non-compete agreements are recorded on the balance sheet under Intangible Assets and are equal to $2,623, net of accumulated amortization, as of September 30, 2001. The interest rates on both Notes were 5.6% per annum and were repaid in fiscal 2001. The Company recorded the value ascribed to the beneficial conversion feature as the difference between the fair value of the Notes of $7,066 and the face value of the Notes of $3,425 in additional-paid-in-capital during fiscal 2000. The total acquisition consideration amounted to $8,640 including the cash paid of $1,500. The purchase price was allocated to the following identifiable assets with the following estimated lives:

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
                                                          ------
                                                          $8,640
                                                          ======

                                 WEBHIRE, INC.

                               SEPTEMBER 30, 2001

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(7) COMMITMENTS AND CONTINGENCIES

    The Company's corporate headquarters are located in Lexington, Massachusetts, where it currently occupies approximately 43,000 square feet of office space under a lease expiring in February, 2004. The Company also has a regional sales and service office in Foster City, California, where it occupies approximately 6,000 square feet, under a lease expiring in January 2002.

    Capital lease obligations consist of amounts due under a software lease agreement that had an original maturity of March 2001. This obligation was restructured in fiscal 2001 so that payments are made quarterly starting November 2001 and ending with the final payment in August 2002. At September 30, 2001 and 2000, the cost and accumulated depreciation of the related software was $568 and $426 and $568 and $237, respectively.

    Future minimum rental payments as of September 30, 2001 under both the operating and capital leases, are shown in the following table:

                                                     CAPITAL    OPERATING
                                                      LEASES     LEASES
                                                     --------   ---------
2002...............................................    $240      $1,122
2003...............................................      --       1,077
2004...............................................      --         449
                                                       ----      ------
                                                        240      $2,648
                                                                 ======
  Less--amounts representing interest..............      (6)
                                                       ----
  Present value of minimum lease payments..........    $234
                                                       ====

    Aggregate net rental expense included in the accompanying statements of operations for the fiscal years ended September 30, 2001, 2000 and 1999 is approximately $1,397, $1,908 and $1,633, respectively.

    Leases with escalating rents or free rent periods are expensed on a straight-line basis over the fixed term of the lease. Deferred rent of approximately $152 and $176 is included in other liabilities in the accompanying consolidated balance sheets at September 30, 2001 and 2000, respectively.

    The Company is not involved in any pending legal proceedings other than those arising in the ordinary course of the Company's business. Management believes that the resolution of these matters will not materially affect the Company's business or the financial condition of the Company.

(8)  PRIVATE PLACEMENT OF COMMON STOCK

    On December 29, 2000, the Company entered into an agreement with @viso Limited ("@viso"), pursuant to which @viso purchased 217,500 shares of common stock for issuance to @viso or its designated investors, at a price per share of $4.60, for aggregate proceeds of approximately $1,000. The purchase price of $4.60 per share represented the average closing price of the common stock for the twenty days ending with the closing date of the transactions contemplated by this agreement.

    On July 10, 2000, the Company entered into a stock purchase agreement with Korn/Ferry International, SOFTBANK, GMN Investors II, L.P., Aventine International Fund and Bricoleur Partners

                                 WEBHIRE, INC.

                               SEPTEMBER 30, 2001

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(8)  PRIVATE PLACEMENT OF COMMON STOCK (CONTINUED)

II, L.P. whereby the Company issued in a private placement an aggregate of 1,361,702 shares of Common Stock at a price per share of $11.75, for aggregate proceeds of approximately $14,900 net of issuance costs of approximately $1,100. The private placement was consummated between August 2, 2000 and August 24, 2000 upon receipt of the funds.

    On July 19, 1999, the Company entered into a stock purchase agreement with SOFTBANK Capital Partners LP and its affiliates (collectively, "SOFTBANK"), pursuant to which SOFTBANK purchased in a private placement (the "Private Placement") 792,079 shares of common stock at a price per share of $25.25, for aggregate proceeds of $20,000. The purchase price of $25.25 per share represented the average closing price of the common stock for the twenty trading days immediately preceding the date the parties entered into the stock purchase agreement. The Private Placement was consummated on September 24, 1999 upon the approval of the stockholders of the Company.

    Also on July 19, 1999, SOFTBANK entered into a separate stock purchase agreement with Amazon.com, Inc. ("Amazon") to purchase 334,054 shares of the common stock of Webhire held by Amazon.

(9)  STOCKHOLDERS' EQUITY

    (A)  STOCK SPLIT

    On May 17, 2001, the stockholders of the Company approved an amendment to the Company's Third Amended and Restated Certificate of Incorporation to effect a 1-for-5 reverse split of the shares of the Company's common stock (the "Existing Common"). The reverse split became effective on June 18, 2001. In the financial statements and accompanying notes, all share and per share amounts have been retroactively adjusted to reflect the stock split.

    (B)  EMPLOYEE STOCK PURCHASE PLAN

    On May 8, 1996, the Board of Directors authorized the 1996 Employee Stock Purchase Plan (the Employee Plan). Under the Employee Plan, the Company may issue up to an aggregate of 80,000 shares of common stock to employees at 85% of the lower of the fair market value of the common stock on the first or last day of each six-month purchase period. During fiscal 2001, 2000 and 1999, 8,567, 5,927 and 6,782 shares, respectively, were issued pursuant to the Employee Plan. On October 1, 2001, 6,404 shares of common stock were issued pursuant to the Employee Plan.

    (C)  STOCK OPTION PLANS

    The Company has two stock option plans, the 1994 Stock Option Plan (the "1994 Plan") and the 1996 Stock Option and Grant Plan (the "1996 Plan"). The plans enable the Company's Board of Directors to grant nonqualified and incentive stock options ("ISOs") and shares of common stock. ISOs are granted at the then fair market value. Under the terms of the 1994 Plan and 1996 Plan, options generally vest over four years and expire ten years after the date of grant.

                                 WEBHIRE, INC.

                               SEPTEMBER 30, 2001

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(9)  STOCKHOLDERS' EQUITY (CONTINUED)

    The 1994 Plan and 1996 Plan are administered by the Compensation Committee as appointed by the Board of Directors from time to time. On December 3, 1999, the Company amended the 1996 Plan to increase the number of shares available for grant to 700,000 shares of common stock. A total of 128,638 shares of common stock are reserved for issuance under the 1994 Plan, as amended.

    Stock option activity for the 1994 and 1996 Plans is as follows:

                                                                              WEIGHTED
                                                                               AVERAGE
                                             NUMBER OF   EXERCISE PRICE       EXERCISE
                                              SHARES        PER SHARE      PRICE PER SHARE
                                             ---------   ---------------   ---------------
Outstanding, September 30, 1998............    218,650   $ 2.22 -  85.00        $23.99
  Granted..................................    146,430    18.13 -  55.63         24.42
  Exercised................................    (17,946)    2.22 -  31.88         19.88
  Canceled.................................    (62,751)   10.00 -  41.25         24.15
                                             ---------
Outstanding, September 30, 1999............    284,383     2.22 -  85.00         24.45
                                             ---------
  Granted..................................    313,943    11.72 -  62.50         33.48
  Exercised................................    (36,550)    2.22 -  45.00         21.19
  Canceled.................................    (94,790)   10.00 -  85.00         31.16
                                             ---------
Outstanding, September 30, 2000............    466,986     2.22 -  85.00         29.41
                                             ---------
  Granted..................................    255,728     2.43 -  10.32          2.70
  Exercised................................         --                --            --
  Canceled.................................   (143,449)    3.10 -  55.63         23.69
                                             ---------
Outstanding, September 30, 2001............    579,265   $ 2.22 - $85.00        $19.04
                                             =========
Available for grant, September 30, 2001....    115,559
                                             =========

    At September 30, 2001, 2000 and 1999 options exercisable were 215,742, 128,347 and 100,517, respectively.

                                 WEBHIRE, INC.

                               SEPTEMBER 30, 2001

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(9)  STOCKHOLDERS' EQUITY (CONTINUED)

    The following table summarizes information about options outstanding and exercisable options at September 30, 2001.

                                OPTIONS OUTSTANDING                                             OPTIONS EXERCISABLE
-----------------------------------------------------------------------------------       --------------------------------
                                                  WEIGHTED
                                                  AVERAGE               WEIGHTED                               WEIGHTED
      RANGES OF               NUMBER             REMAINING              AVERAGE             NUMBER             AVERAGE
   EXERCISE PRICES          OUTSTANDING       CONTRACTUAL LIFE       EXERCISE PRICE       EXERCISABLE       EXERCISE PRICE
---------------------       -----------       ----------------       --------------       -----------       --------------
$ 2.22 - $ 9.88......          247,818               9.6                 $ 2.63               2,250             $ 2.22
9.89 -  19.75........          139,209               6.8                  15.25              98,275              15.65
19.76 -  29.63.......           57,882               4.3                  24.75              52,726              24.66
29.64 -  39.50.......           14,678               6.4                  31.84              12,393              31.79
39.51 -  49.38.......           37,482               6.9                  45.80              21,562              45.45
49.39 -  59.25.......           51,196               7.9                  52.23              21,536              52.18
59.26 -  69.13.......           30,000               8.4                  62.50               6,000              62.50
79.01 -  88.88.......            1,000               5.0                  85.00               1,000              85.00
                             ---------                                   ------             -------             ------
                               579,265                                   $19.04             215,742             $26.89
                             =========                                   ======             =======             ======

    The fair value of the stock awards, including the options granted under the 1994 Plan and the 1996 Plan, was estimated using the Black-Scholes model with the following weighted average assumptions:

                                                      2001       2000       1999
                                                    --------   --------   --------
Expected life.....................................  4 years    4 years    7 years
Risk free interest rate...........................     4.58%      5.82%      5.63%
Volatility........................................    124.1%     113.4%     129.6%
Dividend yield....................................      0.0%       0.0%       0.0%

    The weighted average fair value per share of the options granted was $2.67, $26.75 and $22.60 for the years ended September 30, 2001, 2000 and 1999, respectively.

    The pro forma effect of applying SFAS No. 123 would be as follows:

                                                   2001       2000       1999
                                                 --------   --------   --------
Net loss as reported...........................  $(11,003)  $(37,199)  $(16,219)
                                                 ========   ========   ========
Pro forma net loss as adjusted.................  $(12,453)  $(38,861)  $(17,557)
                                                 ========   ========   ========
Basic and diluted net loss per share as
  reported.....................................  $  (2.47)  $ (11.97)  $  (8.11)
                                                 ========   ========   ========
Basic and diluted pro forma net loss per share
  as adjusted..................................  $  (2.80)  $ (12.50)  $  (8.77)
                                                 ========   ========   ========

                                 WEBHIRE, INC.

                               SEPTEMBER 30, 2001

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(10) INCOME TAXES

    The provision for (benefit) from income taxes in the accompanying consolidated statements of operations consisted of the following for the fiscal years ended September 30, 2001, 2000 and 1999:

                                                         2001       2000       1999
                                                       --------   --------   --------
Current--
  Federal............................................   $   --     $1,165     $(400)
  State..............................................      (69)        --        --
                                                        ------     ------     -----
                                                           (69)     1,165      (400)
                                                        ------     ------     -----

Deferred--
  Federal............................................       --         --      (168)
  State..............................................       --         --        --
                                                        ------     ------     -----
                                                            --         --      (168)
                                                        ------     ------     -----
      Total (benefit) provision......................   $  (69)    $1,165     $(568)
                                                        ======     ======     =====

    The deferred tax amounts as of September 30, 2001 and 2000 are as follows:

                                                            2001       2000
                                                          --------   --------
Deferred tax asset--
  Net operating loss carryforward.......................  $ 18,201   $ 14,973
  Acquired technology and intangible assets.............     6,614      5,595
  Nondeductible reserves................................       792        949
  Buyout of distribution rights.........................       120        133
  Fixed assets..........................................       251        251
  Credit carryforwards..................................     1,038        773
                                                          --------   --------
    Total gross deferred tax asset......................    27,016     22,674
Less--Valuation allowance...............................   (27,016)   (22,674)
                                                          --------   --------
    Net deferred tax asset..............................  $     --   $     --
                                                          ========   ========
Deferred tax liability..................................  $     --   $     --
                                                          ========   ========

    As of September 30, 2001, the Company had federal net operating loss ("NOL") and tax credit carryforwards of approximately $45,252 and $585, respectively, which can be used to offset future federal and state income tax liabilities and expire at various dates through 2021. As required by Statement of Accounting Standards No. 109, management of the Company evaluated positive and negative evidence bearing upon the realizability of its deferred tax assets. Management has determined that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets and, as a result, a valuation allowance of approximately $27,016 has been established at September 30, 2001.

                                 WEBHIRE, INC.

                               SEPTEMBER 30, 2001

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

    Of the $45,252 NOL carryforward, approximately $2,271 relating to deductions for exercises of non-qualified stock options and disqualifying dispositions of incentive stock options will be credited to paid-in capital, if realized.

    Ownership changes, as defined in the Internal Revenue Code, may have limited the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income. Subsequent ownership changes could further affect the limitation in future years.

    The provision for (benefit) from income taxes differs from the amount computed by applying the statutory federal income tax rate as follows:

                                                            2001          2000          1999
                                                          --------      --------      --------
Provision (benefit) at federal statutory rate.......       (34.0)%       (34.0)%       (34.0)%
Effect of change in valuation allowance.............        37.0          41.6          36.9
Amortization of intangible assets and other
  permanent items...................................         2.6           1.1            --
State income taxes, net of federal benefit..........        (5.6)         (5.5)         (6.3)
                                                           -----         -----         -----
    Effective tax rate..............................         0.0%          3.2%         (3.4)%
                                                           =====         =====         =====

(11)  EMPLOYEE BENEFIT PLAN

    The Company maintains an employee benefit plan (the Benefit Plan) under
Section 401(k) of the Internal Revenue Code. The Benefit Plan is available to all full-time U.S. employees. The Benefit Plan allows for employees to make contributions up to a specified percentage of their compensation. Under the Benefit Plan, the Company makes non-discretionary contributions to match 50% of the employees' contributions up to a maximum annual match of 3% of each employee's salary. The Company contributed approximately $106, $85 and $144 during the fiscal years ended September 30, 2001, 2000 and 1999, respectively.

(12)  ACCRUED EXPENSES

    Accrued expenses at September 30, 2001 and 2000 consisted of the following:

                                                                2001       2000
                                                              --------   --------
Payroll and payroll-related costs...........................   $  433     $2,399
Other accrued expenses......................................      872      2,103
                                                               ------     ------
                                                               $1,305     $4,502
                                                               ======     ======

                                 WEBHIRE, INC.

                               SEPTEMBER 30, 2001

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(13)  OTHER INCOME

    Other income consisted of the following for the years ended September 30, 2001, 2000, and 1999:

                                                         2001         2000       1999
                                                         ----       --------   --------
Gain on disposal of assets.............................   $ 120      $  --       $ --
Reimbursement from terminated agreement................     300         --         --
Non-cash interest on warrants issued...................    (309)        --         --
Interest income........................................     470        730        493
Interest expense.......................................    (111)      (172)       (13)
Other..................................................      (5)       (13)       (25)
                                                          -----      -----       ----
                                                          $ 465      $ 545       $455
                                                          =====      =====       ====

(14)  BUSINESS SEGMENT INFORMATION

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

                                 WEBHIRE, INC.

                               SEPTEMBER 30, 2001

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(14)  BUSINESS SEGMENT INFORMATION (CONTINUED)

    The Company's reportable segments are strategic business units that offer different solutions tailored to a customer's needs.

                                                  YEAR ENDED SEPTEMBER 30, 2001:
                                               ------------------------------------
                                               INTERNET AND   ENTERPRISE    TOTAL
                                               TRANSACTIONS    SOFTWARE    COMPANY
                                               ------------   ----------   --------
Revenue......................................    $ 12,518       $9,365     $ 21,883
Gross profit.................................         310        7,639        7,949
Loss from operations.........................                               (11,468)
Other income, net............................                                   465
                                                                           --------
Loss before income taxes.....................                              $(11,003)
                                                                           ========

                                                  YEAR ENDED SEPTEMBER 30, 2000:
                                               ------------------------------------
                                               INTERNET AND   ENTERPRISE    TOTAL
                                               TRANSACTIONS    SOFTWARE    COMPANY
                                               ------------   ----------   --------
Revenue......................................    $  9,930       $14,874    $ 24,804
Gross (loss) profit..........................      (9,640)        9,322        (318)
Loss from operations.........................                               (36,579)
Other income, net............................                                   545
                                                                           --------
Loss before income taxes.....................                              $(36,034)
                                                                           ========

                                                  YEAR ENDED SEPTEMBER 30, 1999:
                                               ------------------------------------
                                               INTERNET AND   ENTERPRISE    TOTAL
                                               TRANSACTIONS    SOFTWARE    COMPANY
                                               ------------   ----------   --------
Revenue......................................    $  5,056       $20,239    $ 25,295
Gross (loss) profit..........................      (5,654)       13,953       8,299
Loss from operations.........................                               (17,242)
Other income, net............................                                   455
                                                                           --------
Loss before income taxes.....................                              $(16,787)
                                                                           ========

                                 WEBHIRE, INC.

                               SEPTEMBER 30, 2001

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(15)  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                           Q1 2001    Q2 2001    Q3 2001    Q4 2001
                                           --------   --------   --------   --------
Revenue..................................  $ 6,265    $ 5,457    $ 5,269    $ 4,892
Gross profit (loss)......................    1,059      2,199      2,189      2,502
Net loss.................................   (5,579)    (3,075)    (1,767)      (582)
Net loss per share.......................  $ (1.30)   $  (.68)   $  (.39)   $  (.13)

                                           Q1 2000    Q2 2000    Q3 2000    Q4 2000
                                           --------   --------   --------   --------
Revenue..................................  $ 6,494    $ 6,283    $ 5,788    $ 6,239
Gross profit.............................      848         95     (1,018)      (243)
Net loss.................................   (8,381)    (9,431)    (9,916)    (9,471)
Net loss per share.......................  $ (2.90)   $ (3.24)   $ (3.39)   $ (2.56)

     REPORT OF INDEPENDENT ACCOUNTANTS ON THE FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Webhire, Inc.:

    Our audits of the consolidated financial statements referred to in our report dated December 31, 2001, also included an audit of the financial statement schedule listed in Item 14 (a)(2) of this Form 10-K. In our opinion, this financial statement schedule as of and for the years ended September 30, 2001 and 2000, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

December 31, 2001

                                                                     SCHEDULE II

                                 WEBHIRE, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                 YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999

                                                      BALANCE,
                                                    BEGINNING OF    CHARGED                   BALANCE,
ALLOWANCE FOR DOUBTFUL ACCOUNTS                         YEAR       TO EXPENSE   WRITE-OFFS   END OF YEAR
-------------------------------                     ------------   ----------   ----------   -----------
Year ended September 30, 2001.....................     $1,587        $ (596)       $507         $  484
Year ended September 30, 2000.....................     $  700        $1,453        $566         $1,587
Year ended September 30, 1999.....................     $  400        $  802        $502         $  700