Form 10-Q
period 2001-12-31
WEBHIRE INC
filed 2002-02-14
CIK 1013322

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended: December 31, 2001

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ____________ to ____________

                        Commission File Number: 0-20735

                                 WEBHIRE, INC.
            (Exact name of Registrant as specified in its charter)

                               -----------------

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                              Title of each class

   Common stock, $.01 par value, shares outstanding at February 14, 2002:
4,517,079 shares.

================================================================================

                                 WEBHIRE, INC.

                                     INDEX

Part I--Financial Information

                                                                                                  Page
                                                                                                  ----
Item 1. Consolidated Financial Statements........................................................
        Consolidated Balance Sheets at December 31, 2001 (unaudited) and September 30, 2001......   3
        Consolidated Statements of Operations (unaudited) for the three months ended December 31,
          2001 and December 31, 2000.............................................................   4
        Consolidated Statements of Cash Flows (unaudited) for the three months ended December 31,
          2001 and December 31, 2000.............................................................   5
        Notes to Consolidated Financial Statements (unaudited)...................................   6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations....   9
Item 3. Quantitative and Qualitative Disclosure About Market Risk................................  18
Part II--Other Information
Item 1. Legal Proceedings........................................................................  19
Item 2. Changes in Securities....................................................................  19
Item 3. Defaults upon Senior Securities..........................................................  19
Item 4. Submission of Matters to a Vote of Security Holders......................................  19
Item 5. Other Information........................................................................  19
Item 6. Exhibits and Reports on Form 8-K.........................................................  19
Part III--Signatures.............................................................................  20

                         PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 WEBHIRE, INC.

                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share amounts)

                                                                                  December 31, September 30,
                                                                                      2001         2001
                                                                                  ------------ -------------
                                                                                  (Unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents.....................................................   $  3,460     $  2,982
   Short-term investments........................................................        357          695
   Restricted cash...............................................................      1,500        1,500
   Accounts and installments receivable, less allowance for doubtful accounts of
     $484 at December 31, 2001 and September 30, 2001, respectively..............      1,237        2,041
   Other current assets..........................................................      1,794        1,822
                                                                                    --------     --------
       Total current assets......................................................      8,348        9,040
                                                                                    --------     --------
Long-term installments receivable, net...........................................         40           63
Property and equipment, net......................................................      1,927        2,518
Acquired technologies, net of accumulated amortization of $19,327 and $18,672 at
  December 31, 2001 and September 30, 2001, respectively.........................      2,489          826
Intangible assets net of accumulated amortization of $4,022 and $3,928 at
  December 31, 2001 and September 30, 2001, respectively.........................      1,323        3,246
Other assets.....................................................................        398          398
                                                                                    --------     --------
       TOTAL ASSETS..............................................................   $ 14,525     $ 16,091
                                                                                    ========     ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable..............................................................   $  1,608     $  1,930
   Accrued expenses..............................................................      1,010        1,305
   Notes payable--bank...........................................................      1,500        1,500
   Current portion of capital lease obligations..................................        191          234
   Deferred revenue..............................................................      4,340        4,422
                                                                                    --------     --------
       Total current liabilities.................................................      8,649        9,391
                                                                                    --------     --------
Other liabilities................................................................        145          152
                                                                                    --------     --------
       Total liabilities.........................................................      8,794        9,543
                                                                                    --------     --------
Commitments and contingencies....................................................         --           --
Stockholders' equity:
Preferred stock, $.01 par value--Authorized--5,000,000 shares,
  Issued and outstanding--none at December 31, 2001 and September 30, 2001.......         --           --
Common stock, $.01 par value--Authorized--30,000,000 shares,
  Issued--4,654,459 and 4,648,055 shares at December 31, 2001 and
  September 30, 2001, respectively, Outstanding--4,517,079 and 4,510,675 shares
  at December 31, 2001 and September 30, 2001, respectively......................         46           46
Additional paid-in capital.......................................................     70,208       70,192
Treasury stock, at cost--137,380 shares at December 31, 2001 and September 30,
  2001, respectively.............................................................       (831)        (831)
Accumulated deficit..............................................................    (63,692)     (62,859)
                                                                                    --------     --------
       Total stockholders' equity................................................      5,731        6,548
                                                                                    --------     --------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY................................   $ 14,525     $ 16,091
                                                                                    ========     ========

  The accompanying notes are an integral part of these consolidated financial statements (unaudited)

                                 WEBHIRE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except share and per share amounts)
                                  (Unaudited)

                                                                                  Three Months Ended
                                                                                     December 31,
                                                                                ----------------------
                                                                                   2001        2000
                                                                                ----------  ----------
Revenue:
   Services revenue--Internet.................................................. $    2,720  $    3,430
   Services revenue--Enterprise................................................      1,350       2,188
   Product revenue.............................................................         77         646
                                                                                ----------  ----------
       Total revenue...........................................................      4,147       6,264
                                                                                ----------  ----------
Cost of revenue:
   Services revenue--Internet..................................................      1,558       2,844
   Services revenue--Enterprise................................................        335         432
   Product revenue.............................................................         51         215
   Amortization of acquired technologies and capitalized internal-use software
     (relates to services revenue-internet)....................................        687       1,714
                                                                                ----------  ----------
       Total cost of revenue...................................................      2,631       5,205
                                                                                ----------  ----------
Gross profit...................................................................      1,516       1,059
                                                                                ----------  ----------
Operating expenses:
   Research and development....................................................        706       2,456
   Sales and marketing.........................................................        842       2,193
   General and administrative..................................................        913       1,600
   Amortization of intangible assets...........................................         62         545
                                                                                ----------  ----------
       Total operating expenses................................................      2,523       6,794
                                                                                ----------  ----------
Loss from operations...........................................................     (1,007)     (5,735)
                                                                                ----------  ----------
Other (expense) income, net....................................................         (2)        156
                                                                                ----------  ----------
Loss before income taxes.......................................................     (1,009)     (5,579)
Benefit from income taxes......................................................       (176)         --
                                                                                ----------  ----------
Net loss....................................................................... $     (833) $   (5,579)
                                                                                ==========  ==========
Basic and diluted net loss per common share.................................... $     (.18) $    (1.30)
                                                                                ==========  ==========
Basic and diluted weighted average number of common shares outstanding.........  4,517,009   4,292,563
                                                                                ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements (unaudited)

                                 WEBHIRE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                                                                              Three Months
                                                                                           Ended December 31,
                                                                                           -----------------
                                                                                            2001       2000
                                                                                           ------    -------
Cash Flows from Operating Activities:
   Net loss............................................................................... $ (833)   $(5,579)
 Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
   Depreciation and amortization..........................................................  1,276      2,906
   Provision for doubtful accounts........................................................     --        175
   Loss on sale of property and equipment.................................................     15         --
   Changes in assets and liabilities:
       Accounts and installments receivable...............................................    804      1,444
       Other current assets...............................................................     28       (389)
       Long-term installments receivable..................................................     23         22
       Accounts payable...................................................................   (322)       868
       Accrued expenses...................................................................   (295)    (2,010)
       Deferred revenue...................................................................    (82)    (1,465)
       Other liabilities..................................................................     (7)        (4)
                                                                                           ------    -------
          Net cash provided by (used in) operating activities.............................    607     (4,032)
                                                                                           ------    -------
Cash Flows from Investing Activities:
   Purchases of acquired technologies and intangible assets...............................     --     (2,500)
   Additions to capitalized internal-use software.........................................   (489)        --
   Purchases of property and equipment....................................................     --       (519)
   Proceeds from sale of property and equipment...........................................     49         --
   Purchases of short-term investments....................................................     --     (2,668)
   Proceeds from sale and maturities of short-term investments............................    338      3,665
   Proceeds from returns of security deposits.............................................     --         10
                                                                                           ------    -------
          Net cash used in investing activities...........................................   (102)    (2,012)
                                                                                           ------    -------
Cash Flows from Financing Activities:
   Issuance costs in connection with private placement of common stock....................     --        (82)
   Proceeds from employee stock purchase plan stock issuance..............................     16         49
   Payments of capital lease obligations..................................................    (43)        --
                                                                                           ------    -------
          Net cash used in financing activities...........................................    (27)       (33)
                                                                                           ------    -------
Net increase (decrease) in cash and cash equivalents......................................    478     (6,077)
Cash and cash equivalents, beginning of period............................................  2,982     12,135
                                                                                           ------    -------
Cash and cash equivalents, end of period.................................................. $3,460    $ 6,058
                                                                                           ======    =======
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for
   Interest............................................................................... $   22    $   143
                                                                                           ------    -------
   Income taxes........................................................................... $    7    $    --
                                                                                           ------    -------

  The accompanying notes are an integral part of these consolidated financial statements (unaudited)

                                 WEBHIRE, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (in thousands, except share and per share amounts)
                                  (unaudited)

                               DECEMBER 31, 2001

(1)  Accounting Policies

  (a) Basis of Presentation

   The accompanying consolidated financial statements include the accounts of Webhire, Inc. and its wholly owned subsidiaries (collectively, "the Company"). All significant intercompany transactions and balances have been eliminated in consolidation. Certain amounts in the prior period's financial statements have been reclassified to conform to the current period presentation.

  (b) Preparation of Financial Statements

   As permitted by the rules of the Securities Exchange Commission applicable to Quarterly Reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles.

   The consolidated interim financial statements as of December 31, 2001 and for the three-month period ended December 31, 2001 are unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal, recurring adjustments, necessary for a fair statement of the results for the interim period. The results for the interim period are not necessarily indicative of the results for the entire year. The consolidated financial statements should be read in conjunction with the consolidated financial statements of Webhire, Inc. for the year ended September 30, 2001 ("fiscal 2001") included in its Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

  (c) Short-Term Investments

   The Company classifies its short-term investments as available-for-sale. At December 31, 2001 and September 30, 2001 the Company had $357 and $695 available-for-sale investments, respectively. Realized and unrealized gains and losses for the periods presented were not material.

  (d) Recent Accounting Standards

   In October 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively. The Company will adopt the provisions of SFAS No. 144 on October 1, 2002, the beginning of fiscal 2003.

   In June 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The adoption of SFAS No. 141 did not have an impact on the Company's financial results of operations.

                                 WEBHIRE, INC.

   In June 2001, the FASB also issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires, among other things, the cessation of goodwill amortization. In addition, the standard includes provisions for the reclassification to goodwill of certain existing intangible assets, reassessment of the useful lives of existing intangible assets, reclassification of certain intangible assets out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairment of goodwill. The Company has adopted SFAS No. 142 effective with the commencement of fiscal year 2002 (see Note 3) and, as required by SFAS No. 142, has reclassified all unidentifiable intangible assets on the books as of the beginning of fiscal year 2002 to the various acquired technologies and other identified intangible assets.

(2)  Net Loss per Share

   For the three-month periods ended December 31, 2001 and 2000, 711,532 and 462,268 potential common shares from assumed exercise of stock options and warrants, respectively, were excluded from the net loss per share calculation, as their effect would have been anti-dilutive due to the Company's net loss in those periods.

(3)  Acquired Technologies and Intangibles

   On December 13, 1999, the Company acquired certain assets of Human Resources Sites International, Inc. ("HR Sites").The total acquisition consideration amounted to $8,640 and the purchase price was allocated to the following identifiable and unidentifiable assets with the following estimated lives:

                                                     Amount Estimated Life
                                                     ------ --------------
      Acquired technology........................... $2,069    3 years
      Non-compete agreements........................    157    3 years
      Customer base.................................     24    5 years
      Property and equipment........................     20     1 year
      Excess purchase price over identifiable assets  6,370    3 years
                                                     ------
                                                     $8,640
                                                     ======

   Beginning in fiscal 2002, the Company adopted SFAS No. 142 under which the Company was required to reallocate the excess purchase price over identifiable assets to the identifiable intangible assets, net of accumulated amortization, based on their relative fair values as of the date of reallocation. In accordance with the new pronouncement, the Company also reassessed the useful life of each intangible asset and evaluated the intangible assets for impairment. Based upon the forecasted use of the Company's intangible assets and their short useful lives no impairment of the carrying values was recorded upon adoption of SFAS No. 142. The following represents the values of acquired technology and intangible assets acquired from HR Sites as of December 31, 2001, and their remaining estimated useful lives:

                                                  Remaining
                                         Amount Estimated Life
                                         ------ --------------
                  Acquired technology... $2,489    1 years
                  Non-compete agreements    188    1 years
                  Customer base.........     54    3 years
                                         ------
                                         $2,731
                                         ======

                                 WEBHIRE, INC.

   Had the provisions of SFAS No. 142 been applied to earlier periods, there would not have been a material change in amortization expense or the net loss reported for those periods or for the three months ended December 31, 2001.

(4)  Business Segment Information

   The Company has two reportable segments: 1) Internet and transaction-based solutions and 2) Enterprise software solutions, the former of which began to emerge in fiscal 1997 with the offering of outsourced services (e.g., resume scanning, acknowledgement letters). The Internet and transaction-based solutions segment provides outsourced management of private candidate pools via Webhire Recruiter, subscription services to public resume pools and job-posting sites, resume scanning, reference checking and other fee-based staffing functions. The enterprise software solutions segment provides perpetual licenses to the Company's software products and the related maintenance, training, implementation and consulting services in support of such licenses.

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

                                  Three months ended December 31, 2001:
                                  ------------------------------------
                                  Internet and  Enterprise    Total
                                  Transactions   Software    Company
                                  ------------  ---------- -----------
         Revenue.................  $2,720,000   $1,427,000 $ 4,147,000
         Gross profit............     475,000    1,041,000   1,516,000
         Loss from operations....                           (1,007,000)
         Other income, net.......                               (2,000)
                                                           -----------
         Loss before income taxes                          $(1,009,000)
                                                           ===========

                                  Three months ended December 31, 2000:
                                  ------------------------------------
                                  Internet and  Enterprise    Total
                                  Transactions   Software    Company
                                  ------------  ---------- -----------
         Revenue................. $ 3,430,000   $2,834,000 $ 6,264,000
         Gross (loss) profit.....  (1,128,000)   2,187,000   1,059,000
         Loss from operations....                           (5,735,000)
                                                           -----------
         Other income, net.......                              156,000
                                                           -----------
         Loss before income taxes                          $(5,579,000)
                                                           ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                 WEBHIRE, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              FOR THE THREE-MONTH PERIOD ENDED DECEMBER 31, 2001

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

Consolidated Results of Operations
(in thousands)

  Revenue

   Total revenue for the three-month period ended December 31, 2001 was $4,147 compared with $6,264 for the three-month period ended December 31, 2000.

    Services Revenue.

   Services revenue--Internet decreased 21% to $2,720 for the three months ended December 31, 2001 from $3,430 for the three months ended December 31, 2000. The decrease reflects the impact of adverse economic conditions on technology and other growth companies that were early users of the Company's products.

   Services revenue--Enterprise was $1,350 for the three months ended December 31, 2001 compared with $2,188 for the three months ended December 31, 2000. The 38% decrease is primarily attributable to a reduction in maintenance revenues as contracts expired relating to product licenses.

   Product Revenue. Product revenue, which relates to the enterprise software solutions segment, was $77 for the three months ended December 31, 2001 compared with $646 for the three months ended December 31, 2000. The 88% decrease is primarily attributable to the Company's transition to the Internet product line.

  Cost of Revenue

    Cost of Services Revenue.

   Cost of services revenue--Internet decreased 45% to $1,558 for the three months ended December 31, 2001 from $2,844 for the comparable fiscal 2001 period. The decrease in absolute dollars is principally attributable to a decrease in services purchased as well as cost efficiencies in resume processing and hardware hosting. Internet gross margins, excluding amortization of acquired technologies, improved to 43% for the first quarter of fiscal 2002 from 17% for the comparable fiscal 2001 period.

   Cost of services revenue--Enterprise decreased 22% to $335 for the period ended December 31, 2001 from $432 for the comparable fiscal 2001 period. The decrease is due to a reduction in headcount assigned to this product line and a shift of the Company's resources towards an Internet and transaction-based solutions segment.

   Cost of Product Revenue. Cost of product revenue decreased 76% to $51 for the three months ended December 31, 2001 from $215 for the three months ended December 31, 2000. The decrease in cost of product revenue is due primarily to the Company's transition towards an Internet and transaction-based solutions segment as well as the further decrease in the Company's royalty payments.

   Amortization of Acquired Technologies and Capitalized Internal-Use
Software. Amortization of acquired technologies and capitalized internal-use software was $687 and $1,714 for the three months ended December 31, 2001 and 2000, respectively. The decrease between the two periods is primarily attributed to the Company fully amortizing the assets purchased from Amazon.com and HireWorks, Inc. during fiscal 2001. This decrease is offset by an increase in amortization based on the adoption of SFAS No. 142. Under SFAS No. 142 the Company was required to reallocate the value of unidentifiable intangible assets purchased from HR Sites to the acquired technologies and other identifiable intangible assets purchased, based on their relative fair values. This decrease is also offset by the amortization of internally-developed internal-use software costs which are being amortized over a five-year estimated life.

  Operating Expenses

   Research and Development. Research and development expenses were $706 or 17% of total revenue for the three months ended December 31, 2001 as compared with $2,456 or 39% of total revenue for the comparable fiscal 2001 period. The decrease is primarily due to a reduction in headcount and consulting expenses upon management's decision to halt development on certain products in early fiscal 2001, as well as ongoing resource management.

   Sales and Marketing. Sales and marketing expenses were $842 or 20% of total revenue for the three months ended December 31, 2001 as compared with $2,193 or 35% of total revenue for the comparable fiscal 2001 period. The decrease in absolute dollars and as a percentage of revenue is primarily due to reduced spending on marketing and sales programs. The Company expects that sales and marketing expenses may vary from quarter to quarter as a percentage of total revenue.

   General and Administrative. General and administrative expenses were $913 or 22% of total revenue for the three months ended December 31, 2001 as compared with $1,600 or 26% of total revenue for the comparable three-month period of fiscal 2001. The decreases for the three-month period of fiscal 2002 as compared with fiscal 2001 is primarily the result of reduced headcount in the Human Resources, Finance and Accounting and Corporate IT organizations.

   Amortization of Intangible Assets. Amortization of intangible assets decreased 89% to $62 for the three months ended December 31, 2001 as compared with $545 for the three months ended December 31, 2000. The decrease is a result of the Company adopting SFAS No. 142, Goodwill and Other Intangible Assets. The $62 for the three months ended December 31, 2001 represents the accounting under SFAS No. 142, and will remain consistent in future quarters until all remaining intangible assets are fully amortized.

  Other Income, Net

   Other income, net decreased to an expense of $2 for the three-month period ended December 31, 2001 from income of $156 for the comparable fiscal 2001 period. Other income consists primarily of interest earned on investments offset by interest paid on the bank line of credit, and for the period ended December 31, 2001, a loss of $15 on the sale of excess computer equipment.

  Benefit from Income Taxes

   Benefit from income taxes increased to $176 for the three-month period ended December 31, 2001 from $0 for the comparable fiscal 2001 period. This increase is principally the result of a refund received of federal income taxes paid from a prior period.

Recent Accounting Pronouncements

   In October 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively. The Company will adopt the provisions of SFAS No. 144 on October 1, 2002, the beginning of fiscal 2003.

   In June 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The implementation of SFAS No. 141 did not have an impact on the Company's financial results of operations.

   In June 2001, the FASB also issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires, among other things, the cessation of goodwill amortization. In addition, the standard includes provisions for the reclassification to goodwill of certain existing intangible assets, reassessment of the useful lives of existing intangible assets, reclassification of certain intangible assets out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairment of goodwill. The Company has adopted SFAS No. 142 effective with the commencement of fiscal year 2002 and has reclassified unidentifiable intangible assets to the acquired technologies and intangible assets.

Liquidity and Capital Resources
(in thousands)

   At December 31, 2001, the Company had cash, cash equivalents and short-term investments of $3,817, an increase of $140 from $3,677 at September 30, 2001.

   Cash provided by operating activities was $607 during the three-month period ended December 31, 2001. Cash provided by operating activities consisted primarily of the net loss for the three-month period of $833, offset by the effects of depreciation and amortization of $1,276.

   The Company used $102 in investing activities during the first quarter of fiscal 2002, principally for the additions to capitalized internal-use software of $489 partially offset by the sales and maturities of short-term investments of $338.

   Net cash used in financing activities for the three-month period ended December 31, 2001 was $27, which consisted of proceeds from the Company's employee stock purchase plan offset by payments on its capital lease obligations.

   The Company has a $3,000 line of credit from Citizens Bank of Massachusetts ("the bank"). The Company is required to maintain deposits with the bank in an amount at least sufficient to satisfy its obligations under this line of credit. As of December 31, 2001, $1,500 was pledged under this arrangement and has been reflected as restricted cash.

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

   The Company believes that its current cash, cash equivalent and short-term investment balances in conjunction with it's forecast of operating cash flows will be sufficient to meet its liquidity expenditure requirements through fiscal 2002.

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

   We currently anticipate that our available cash and cash equivalents will be sufficient to meet our anticipated working capital and capital expenditure requirements through the near term. We may need to raise additional capital in the long term to fund more rapid expansion, to develop new services, to enhance existing services in response to competitive pressures, and to acquire complementary services, businesses or technologies. In the event our operations are not profitable or do not generate sufficient cash to fund the business, or if we fail to receive money to meet our obligations, we may have to substantially cut back our level of operations. These reductions could, in turn, affect our relationships with our strategic partners and customers and threaten our ability to continue as an ongoing concern. If we raise additional funds through issuances of equity or convertible debt securities, the percentage of ownership of our current stockholders will be reduced and such securities may have rights, preferences and privileges senior to those of our current stockholders. In addition, we may not be able to obtain such financing on terms favorable to us, if at all. If adequate funds are not available or are not available on terms favorable to us, our business, financial condition and results of operations could be materially and adversely affected.

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

   The market for recruitment solutions is intensely competitive and highly fragmented. There are a large number of job boards, search firms, and Internet portal sites that are vying for a share of companies' corporate recruiting budgets. We expect to face additional competition as other established and emerging companies including print media companies and employee recruiting agencies with established brands, enter the online recruitment market.

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

   In addition, certain technology incorporated in our software is licensed from third parties on a nonexclusive basis. The termination of any of these licenses, or the failure of the third-party licensors to adequately maintain or update their products, could result in a delay in our ability to ship certain of our products while we seek to implement technology offered by alternative sources. In addition, any required replacement licenses could prove more costly than our current license relationships and might not provide technology as powerful and functional as the third-party technology we currently license. Also, any such delay, to the extent it becomes extended or occurs at or near the end of a fiscal quarter, could have a material adverse effect on our results of operations for that quarter. While it may be necessary or desirable in the future to obtain other licenses relating to one or more of our products or relating to current or future technologies, we may not be able to do so on commercially reasonable terms or at all.

  Our operating results may be subject to significant quarterly fluctuations.

   Our results of operations have been, and may in the future be, subject to significant quarterly fluctuations. Such fluctuations could be due to a variety of factors, including the following:

  .  the introduction of new products by us or our competitors;

  .  the spending patterns of our customers;

  . our sales incentive strategy which is based in part on annual sales targets;

  . the fact that a substantial portion of our revenue often occurs during the last few weeks of each quarter and, as a result, any delays in orders are more likely to result in revenue not being recognized until the following quarter; and

  . our current expense levels are based in part on our expectations of future revenue and, as a result, net income for a given period could be disproportionately affected by any reduction in revenue.

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

   Over the past year the U.S. economy has experienced a significant slowdown. As a result of this decline, our business was adversely affected. A continuation of this economic trend could have a material adverse effect on our business, financial condition, results of operations or prospects.

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

   We cannot predict the extent to which investors' interest in us will lead to a stable trading market or how liquid the market might become. The stock market in general and the market prices of shares in technology companies, particularly those such as ours that offer Internet-based products and services, have been extremely volatile and have experienced fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. The market price of our common stock could be highly volatile and subject to wide fluctuations in response to many factors, including the following:

  .  quarterly variations in our results of operations;

  .  adverse business developments that have an impact on our business;

  .  changes in financial estimates by securities analysts;

  . investor perception of our Company and online recruitment services in general;

  .  announcements by our competitors of new products and services; and

  . fluctuations in our common stock price, which may affect our visibility and credibility in the online recruitment market.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

   There have been no significant changes in the Company's market risks since the year ended September 30, 2001. For more information please read the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2001.

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

   None

Item 3.  Defaults upon Senior Securities

   None

Item 4.  Submission of Matters to a Vote of Security Holders

   None

Item 5.  Other Information

   None

Item 6.  Exhibits and Reports on Form 8-K

Exhibit No.    Description
-----------    -----------

   (a) None

   (b) No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2001.

                                 WEBHIRE, INC.

                             PART III--SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               WEBHIRE, INC.


                                               By:     /s/  MARTIN J. FAHEY
                                                   -----------------------------
                                                          Martin J. Fahey
                                                      Chief Executive Officer


                                               By:    /s/  STEPHEN D. ALLISON
                                                   -----------------------------
                                                        Stephen D. Allison
                                                      Chief Financial Officer

   Date: February 14, 2002