Form 10-Q
period 2002-03-31
WEBHIRE INC
filed 2002-05-15
CIK 1013322

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended: March 31, 2002

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ____________ to ____________

                        Commission File Number: 0-20735

                               -----------------

                                 WEBHIRE, INC.
            (Exact name of Registrant as specified in its charter)

                      Delaware                 04-2935271
                   (State or other            (IRS Employer
                   jurisdiction of         Identification No.)
                  incorporation or
                    organization)

                 91 Hartwell Avenue
                    Lexington, MA                 02421
                (Address of principal          (zip code)
                 executive offices)

                                (781) 869-5000
             (Registrant's telephone number, including area code)

                               -----------------

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

                              Title of each class

   Common stock, $.01 par value, shares outstanding at May 15, 2002: 4,522,871 shares.

================================================================================

                                 WEBHIRE, INC.

                                     INDEX

                                                                                               Page
                                                                                               ----
Part I--Financial Information

Item 1.  Consolidated Financial Statements

   Consolidated Balance Sheets at March 31, 2002 (unaudited) and September 30, 2001...........   3

   Consolidated Statements of Operations (unaudited) for the three and six months ended
     March 31, 2002 and 2001..................................................................   4

   Consolidated Statements of Cash Flows (unaudited) for the six months ended
     March 31, 2002 and 2001..................................................................   5

   Notes to Consolidated Financial Statements (unaudited).....................................   6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations   9

Item 3.  Quantitative and Qualitative Disclosure About Market Risk............................  19

Part II--Other Information

Item 1.  Legal Proceedings....................................................................  20

Item 2.  Changes in Securities................................................................  20

Item 3.  Defaults upon Senior Securities......................................................  20

Item 4.  Submission of Matters to a Vote of Security Holders..................................  20

Item 5.  Other Information....................................................................  20

Item 6.  Exhibits and Reports on Form 8-K.....................................................  21

Part III--Signatures..........................................................................  22

                         PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements
                                 WEBHIRE, INC.

                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share amounts)

                                                                                                March 31,  September 30,
                                                                                                  2002         2001
                                                                                               ----------- -------------
                                                                                               (unaudited)
                                           ASSETS
Current assets:
    Cash and cash equivalents.................................................................  $  4,410     $  2,982
    Short-term investments....................................................................        --          695
    Restricted cash...........................................................................     1,500        1,500
    Accounts and installments receivable, less allowance for doubtful accounts of $650 and
     $484 at March 31, 2002 and September 30, 2001, respectively..............................       901        2,041
    Other current assets......................................................................     1,221        1,822
                                                                                                --------     --------
       Total current assets...................................................................     8,032        9,040
                                                                                                --------     --------
Long-term installments receivable, net........................................................        16           63
Property and equipment, net...................................................................     1,445        2,518
Acquired technologies, net of accumulated amortization of $19,982 and $18,672 at March 31,
 2002 and September 30, 2001, respectively....................................................     1,834          826
Intangible assets, net of accumulated amortization of $4,135 and $3,928 at March 31, 2002 and
 September 30, 2001, respectively.............................................................     1,539        3,246
Other assets..................................................................................       318          398
                                                                                                --------     --------
       TOTAL ASSETS...........................................................................  $ 13,184     $ 16,091
                                                                                                ========     ========
                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable..........................................................................  $    776     $  1,930
    Accrued expenses..........................................................................       790        1,305
    Notes payable.............................................................................     1,500        1,500
    Current portion of capital lease obligations..............................................       128          234
    Deferred revenue..........................................................................     4,904        4,422
                                                                                                --------     --------
       Total current liabilities..............................................................     8,098        9,391
                                                                                                --------     --------
Other liabilities.............................................................................       135          152
                                                                                                --------     --------
       Total liabilities......................................................................     8,233        9,543
                                                                                                --------     --------
Commitments and contingencies.................................................................        --           --
Stockholders' equity:
    Preferred stock, $.01 par value--Authorized--5,000,000 shares, Issued and outstanding--
     none at March 31, 2002 and September 30, 2001............................................        --           --
    Common stock, $.01 par value--Authorized--30,000,000 shares, Issued--4,654,459 and
     4,648,055 shares at March 31, 2002 and September 30, 2001, respectively, Outstanding--
     4,517,079 and 4,510,675 shares at March 31, 2002 and September 30, 2001, respectively....        46           46
    Additional paid-in capital................................................................    70,208       70,192
    Treasury stock, at cost--137,380 shares at March 31, 2002 and September 30, 2001,
     respectively.............................................................................      (831)        (831)
    Accumulated deficit.......................................................................   (64,472)     (62,859)
                                                                                                --------     --------
       Total stockholders' equity.............................................................     4,951        6,548
                                                                                                --------     --------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............................................  $ 13,184     $ 16,091
                                                                                                ========     ========

  The accompanying notes are an integral part of these consolidated financial statements (unaudited)

                                 WEBHIRE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except share and per share amounts)
                                  (unaudited)

                                                      Three Months Ended       Six Months Ended
                                                           March 31,               March 31,
                                                    ----------------------  ----------------------
                                                       2002        2001        2002        2001
                                                    ----------  ----------  ----------  ----------
Revenue:
   Services revenue--Internet...................... $    2,861  $    3,189  $    5,580  $    6,619
   Services revenue--Enterprise....................      1,201       2,119       2,551       4,307
   Product revenue.................................         42         149         119         795
                                                    ----------  ----------  ----------  ----------
       Total revenue...............................      4,104       5,457       8,250      11,721
                                                    ----------  ----------  ----------  ----------
Cost of revenue:
   Services revenue--Internet......................      1,537       2,467       3,095       5,312
   Services revenue --Enterprise...................        306         350         641         781
   Product revenue.................................         --           3          51         218
   Amortization of acquired technologies and
     capitalized internal-use software (relates to
     services revenue-internet)....................        707         438       1,393       2,152
                                                    ----------  ----------  ----------  ----------
       Total cost of revenue.......................      2,550       3,258       5,180       8,463
                                                    ----------  ----------  ----------  ----------
Gross profit.......................................      1,554       2,199       3,070       3,258
                                                    ----------  ----------  ----------  ----------
Operating expenses:
   Research and development........................        502       1,628       1,208       4,084
   Sales and marketing.............................        676       1,904       1,518       4,097
   General and administrative......................      1,108       1,433       2,021       3,033
   Amortization of intangible assets...............         62         545         124       1,090
                                                    ----------  ----------  ----------  ----------
       Total operating expenses....................      2,348       5,510       4,871      12,304
                                                    ----------  ----------  ----------  ----------
Loss from operations...............................       (794)     (3,311)     (1,801)     (9,046)
                                                    ----------  ----------  ----------  ----------
Other income (expense), net:
   Non-cash interest on warrants issued............         --        (309)         --        (309)
   Other income (expense), net.....................         19         545          17         700
                                                    ----------  ----------  ----------  ----------
       Total other income..........................         19         236          17         391
                                                    ----------  ----------  ----------  ----------
Loss before income taxes...........................       (775)     (3,075)     (1,784)     (8,655)
Provision for (benefit from) income taxes..........          5          --        (171)         --
                                                    ----------  ----------  ----------  ----------
Net loss........................................... $     (780) $   (3,075) $   (1,613) $   (8,655)
                                                    ==========  ==========  ==========  ==========
Basic and diluted net loss per common share........ $     (.17) $     (.68) $     (.36) $    (1.97)
                                                    ==========  ==========  ==========  ==========
Basic and diluted weighted average number of common
  shares outstanding...............................  4,517,079   4,505,407   4,517,044   4,397,816
                                                    ==========  ==========  ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements (unaudited)

                                 WEBHIRE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                            Six Months Ended
                                                                                               March 31,
                                                                                           -----------------
                                                                                            2002      2001
                                                                                           -------  --------
Cash Flows from Operating Activities:
   Net loss............................................................................... $(1,613) $ (8,655)
 Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
   Depreciation and amortization..........................................................   2,526     4,498
   Amortization of stock-based consideration..............................................      --       309
   Provision for doubtful accounts........................................................     166       175
   Loss on sale of property and equipment.................................................      15      (120)
   Changes in operating assets and liabilities:
       Accounts and installments receivable...............................................     974     2,930
       Other current assets...............................................................     601      (299)
       Long-term installments receivable..................................................      47        44
       Accounts payable...................................................................  (1,154)       29
       Accrued expenses...................................................................    (515)   (2,394)
       Deferred revenue...................................................................     482    (2,191)
       Other liabilities..................................................................     (17)      (11)
                                                                                           -------  --------
          Net cash provided by (used in) operating activities.............................   1,512    (5,685)
                                                                                           -------  --------
Cash Flows from Investing Activities:
   Purchases of acquired technologies and intangible assets...............................      --    (2,759)
   Additions to capitalized internal-use software.........................................    (818)       --
   Purchases of property and equipment....................................................      --      (580)
   Deposit of restricted cash.............................................................      --    (1,500)
   Proceeds from sale of property and equipment...........................................      49       223
   Purchases of short-term investments....................................................      --   (22,102)
   Proceeds from sale and maturities of short-term investments............................     695    23,402
   Proceeds from returns of security deposits.............................................      80       108
                                                                                           -------  --------
          Net cash provided by (used in) investing activities.............................       6    (3,208)
                                                                                           -------  --------
Cash Flows from Financing Activities:
   Proceeds from line of credit...........................................................      --     1,500
   Proceeds from issuance of common stock in connection with private placement............      --     1,000
   Issuance costs in connection with private placement of common stock....................      --       (82)
   Proceeds from employee stock purchase plan stock issuance..............................      16        49
   Payments of capital lease obligations..................................................    (106)       --
                                                                                           -------  --------
          Net cash (used in) provided by financing activities.............................     (90)    2,467
                                                                                           -------  --------
Net increase (decrease) in cash and cash equivalents......................................   1,428    (6,426)
Cash and cash equivalents, beginning of period............................................   2,982    12,135
                                                                                           -------  --------
Cash and cash equivalents, end of period.................................................. $ 4,410  $  5,709
                                                                                           =======  ========
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for
       Interest........................................................................... $    38  $    208
                                                                                           -------  --------
       Income taxes....................................................................... $     7  $     15
                                                                                           -------  --------
Supplemental Disclosure of Non-cash Financing Activities:
   Issuance of warrants in connection with financing commitment........................... $    --  $    309
                                                                                           -------  --------

  The accompanying notes are an integral part of these consolidated financial statements (unaudited)

                                 WEBHIRE, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (in thousands, except share and per share amounts)
                                  (unaudited)

                                MARCH 31, 2002
(1)  Accounting Policies

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

   The consolidated interim financial statements as of March 31, 2002 and for the three and six-month periods ended March 31, 2002 and 2001 are unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal, recurring adjustments, necessary for a fair statement of the results for the interim period. The results for the interim period are not necessarily indicative of the results for the entire year. The consolidated financial statements should be read in conjunction with the consolidated financial statements of Webhire, Inc. for the year ended September 30, 2001 ("fiscal 2001") included in its Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

  (c)  Short-Term Investments

   The Company classifies its short-term investments as available-for-sale. At March 31, 2002 and September 30, 2001, the Company had $0 and $695 available-for-sale investments, respectively. Realized and unrealized gains and losses for the periods presented were not material.

  (d)  Recent Accounting Standards

   In October 2001, the FASB issued Statement of Financial Accounting Standard
(SFAS) No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively. The Company will adopt the provisions of SFAS No. 144 on October 1, 2002, the beginning of fiscal 2003. Had the Company applied this guidance during the reported periods, it would have had no impact on its financial statements.

(2)  Net Loss Per Share

   For the three and six-month periods ended March 31, 2002 and 2001, 778,827 and 536,424 potential common shares from assumed exercise of stock options and warrants, respectively, were excluded from the net loss per share calculation, as their effect would have been anti-dilutive due to the Company's net loss in those periods.

(3)  Acquired Technologies and Intangibles

   On December 13, 1999, the Company acquired certain assets from Human Resources Sites International, Inc. ("HR Sites"). HR Sites was the developer of an Internet job-posting platform that provided online job posting connections to more than 2,000 career sites and Internet news groups. This purchase was treated as a purchase of a collection of assets. The Company paid $1,500 in cash plus issued two junior subordinated convertible promissory notes (the "Notes") with face amounts totaling $3,425. The interest rate on the Notes was

                                 WEBHIRE, INC.

5.6% per annum. The first note had a principal amount of $2,500 and matured on December 14, 2000. The second note, totaling $925, had an original maturity date of March 14, 2001, which was subsequently restructured so that $259 was repaid in cash on March 14, 2001, $366 was repaid with cash on April 5, 2001, and $300 was repaid with cash on July 5, 2001. The Notes were issued with below market value interest rates, and were issued with embedded beneficial conversion features. The Company determined the fair value of the Notes to be $7,140, and as a result, the total acquisition consideration amounted to $8,640. The purchase price was allocated to identifiable and unidentifiable assets as follows:

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
                                                     ------
                                                     $8,640
                                                     ======

   Beginning in fiscal 2002, the Company adopted SFAS No. 142 under which the Company was required to reallocate the excess purchase price over identifiable assets to the identifiable intangible assets based on their relative fair values as of the date of reallocation. In accordance with the new pronouncement, the Company also reassessed the useful life of each intangible asset and evaluated the intangible assets for impairment. Based upon the forecasted use of the Company's intangible assets and their short useful lives no impairment of the carrying values was recorded upon adoption of SFAS No.
142. The following represents the gross carrying amount and accumulated amortization of acquired technologies and intangible assets acquired from HR Sites as of March 31, 2002, and the estimated amortization expense for the remaining estimated useful lives:

                                            As of March 31, 2002
                                   --------------------------------------
                                        Gross      Accumulated  Remaining
                                   Carrying Amount Amortization  Balance
                                   --------------- ------------ ---------
       Amortized intangible assets
       Acquired Technologies......     $7,866         $6,035     $1,834
       Customer list..............        151            109         42
       Non-compete agreements.....        603            462        138
                                       ------         ------     ------
       Total......................     $8,620         $6,606     $2,014
                                       ======         ======     ======

   Intangible assets totalled $1,539 on the Company's balance sheet, which consisted of $42 for the customer list, $138 for the non-compete agreements, as well as $1,359 in capitalized internal-use software.

       Estimated Amortization Expense For year ended September 30,
       -----------------------------------------------------------
                  2002 (remaining)................................ $1,304
                  2003............................................    687
                  2004............................................     18
                  2005............................................      5
                                                                   ------
                  Total estimated amortization expense............ $2,014
                                                                   ======

   Amortization expense was $1,435 for the six months ended March 31, 2002. Had the provisions of SFAS No. 142 been applied to earlier periods, there would not have been a material change in amortization expense or the net loss reported for those periods or for the three and six-month periods ended March 31, 2002.

                                 WEBHIRE, INC.

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

                                    Three months ended March 31, 2002:
                                    ----------------------------------
                                    Internet and Enterprise   Total
                                    Transactions  Software   Company
                                    ------------ ---------- ----------
        Revenue....................  $2,861,000  $1,243,000 $4,104,000
        Gross profit...............     617,000     937,000  1,554,000
        Loss from operations.......                           (794,000)
        Other income (expense), net                             19,000
                                                            ----------
        Loss before income taxes...                         $ (775,000)
                                                            ==========

                                     Three months ended March 31, 2001:
                                    -----------------------------------
                                    Internet and Enterprise    Total
                                    Transactions  Software    Company
                                    ------------ ---------- -----------
        Revenue....................  $3,189,000  $2,268,000 $ 5,457,000
        Gross profit...............     284,000   1,915,000   2,199,000
        Loss from operations.......                          (3,311,000)
        Other income (expense), net                             236,000
                                                            -----------
        Loss before income taxes...                         $(3,075,000)
                                                            ===========

                                      Six months ended March 31, 2002:
                                    -----------------------------------
                                    Internet and Enterprise    Total
                                    Transactions  Software    Company
                                    ------------ ---------- -----------
        Revenue....................  $5,580,000  $2,670,000 $ 8,250,000
        Gross profit...............   1,092,000   1,978,000   3,070,000
        Loss from operations.......                          (1,801,000)
        Other income (expense), net                              17,000
                                                            -----------
        Loss before income taxes...                         $(1,784,000)
                                                            ===========

                                      Six months ended March 31, 2001:
                                    -----------------------------------
                                    Internet and Enterprise    Total
                                    Transactions  Software    Company
                                    ------------ ---------- -----------
        Revenue....................  $6,619,000  $5,102,000 $11,721,000
        Gross (loss) profit........    (845,000)  4,103,000   3,258,000
        Loss from operations.......                          (9,046,000)
        Other income (expense), net                             391,000
                                                            -----------
        Loss before income taxes...                         $(8,655,000)
                                                            ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                 WEBHIRE, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           FOR THE THREE AND SIX-MONTH PERIODS ENDED MARCH 31, 2002

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

Consolidated Results of Operations
(in thousands)

  Revenue

   Total revenue for the three and six-month periods ended March 31, 2002 was $4,104 and $8,250 compared with $5,457 and $11,721 for the three and six-month periods ended March 31, 2001.

  Services Revenue.

   Services revenue--Internet decreased 10% to $2,861 for the three months ended March 31, 2002 from $3,189 for the three months ended March 31, 2001. For the six months ended March 31, 2002, services revenue--Internet decreased 16% to $5,580 from $6,619 for the comparable 2001 period. The decrease for both periods reflects the loss of customers due to the impact of adverse economic conditions on technology and other growth companies that were early users of the Company's products.

   Services revenue--Enterprise decreased 43% to $1,201 for the three months ended March 31, 2002 from $2,119 for the three months ended March 31, 2001. For the six months ended March 31, 2002, services revenue--Enterprise decreased 41% to $2,551 from $4,307 for the six months ended March 31, 2001. The decreases from both the three and six-month periods is primarily attributable to a reduction in maintenance revenues as contracts expired relating to product licenses.

   Product Revenue. Product revenue, which relates to the enterprise software solutions segment, was $42 and $119 for the three and six-month periods ended March 31, 2002 as compared with $149 and $795 for the three and six-month periods ended March 31, 2001. The 65% decrease for the comparable three month periods and the 81% decrease for the comparable six month periods are attributable to the Company's move from selling software licenses to selling Internet service products.

  Cost of Revenue

    Cost of Services Revenue.

   Cost of services revenue--Internet was $1,537 and $2,467 for the three months ended March 31, 2002 and March 31, 2001, respectively. For the six months ended March 31, 2002 and March 31, 2001, cost of services revenue--Internet was $3,095 and $5,312, respectively. The decrease in absolute dollars is principally attributable to a reduction in headcount, process improvements and cost efficiencies in resume processing and hardware hosting. Internet gross margins, excluding amortization of acquired technologies of $707, improved to 46% for the second quarter of fiscal 2002 from 23% for the comparable fiscal 2001 period. For the six months ended March 31, 2002, Internet gross margins, excluding amortization of acquired technologies of $1,393, were 45% as compared to 20% for the six months ended March 31, 2001. These increases in Internet gross margins are the result of the Company providing services at a lower incremental cost per customer.

   Cost of services revenue--Enterprise was $306 and $350 for the three months ended March 31, 2002 and March 31, 2001, respectively. For the six months ended March 31, 2002 and March 31, 2001, cost of services revenue--Enterprise was $641 and $781, respectively. The decreases for both the three and six month periods is primarily due to a reduction in headcount assigned to this product line and a shift of the Company's resources towards an Internet and transaction-based solutions segment.

   Cost of Product Revenue. Cost of product revenue was $0 and $3 for the three months ended March 31, 2002 and March 31, 2001, respectively. For the six months ended March 31, 2002 and March 31, 2001, cost of product revenue was $51 and $218, respectively. The decrease in cost of product revenue is due primarily to the Company's transition towards an Internet and transaction-based solutions segment as well as the decrease in the Company's royalty payments.

   Amortization of Acquired Technologies and Capitalized Internal-Use
Software. Amortization of acquired technologies and capitalized internal-use software was $707 and $438 for the three months ended March 31, 2002 and 2001, respectively. For the six-month periods ended March 31, 2002 and 2001, amortization of acquired technologies and capitalized internal-use software was $1,393 and $2,152, respectively. The increase for the comparable three-month periods is attributed to the amortization of internally developed internal-use software costs that occurred in the second quarter of fiscal 2002. The increase is also attributed to an increase in amortization based on the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, which required the Company to reallocate the purchase price in excess of the identifiable intangible assets purchased from HR Sites to the acquired technologies and other identifiable intangible assets purchased, based on their relative fair values. The decrease for the comparable six-month periods is primarily attributed to the Company fully amortizing the assets purchased from Amazon.com and HireWorks, Inc. during fiscal 2001, offset by the adoption of SFAS No. 142 and the amortization of internally-developed internal-use software costs which are being amortized over a five-year estimated life.

  Operating Expenses

   Research and Development. Research and development expenses were $502 or 12% of total revenue for the three months ended March 31, 2002 as compared with $1,628 or 30% of total revenue for the comparable fiscal 2001 period. For the six months ended March 31, 2002, research and development expenses were $1,208 or 15% of total revenue as compared to $4,084 or 35% for the comparable fiscal 2001 period. These decreases are primarily due to reductions in software development consulting expenses as well as other program reductions that began in the first quarter of fiscal 2002.

   Sales and Marketing. Sales and marketing expenses were $676 or 16% of total revenue for the three months ended March 31, 2002 as compared with $1,904 or 35% of total revenue for the comparable fiscal 2001 period. For the six months ended March 31, 2002, sales and marketing expenses were $1,518 or 18% of total revenue as compared to $4,097 or 35% for the comparable fiscal 2001 period. The decreases in absolute dollars and as a percentage of revenue are the result of a reduction in headcount, lower developmental consulting fees, and certain costs in fiscal 2002 that qualified as capitalized internal-use software.

   General and Administrative. General and administrative expenses were $1,108 or 27% of total revenue for the three months ended March 31, 2002 as compared with $1,433 or 26% of total revenue for the comparable three-month period of fiscal 2001. For the six months ended March 31, 2002, general and administrative expenses were $2,021 or 24% of total revenue as compared to $3,033 or 26% for the comparable fiscal 2001 period. The decreases in absolute dollars for the three and six-month periods of fiscal 2002 as compared with fiscal 2001 and the decrease as a percentage of revenue for the six-month period is primarily the result of reduced headcount in the Human Resources, Finance and Accounting and Corporate IT organizations. The increase in percentage of revenue for the three-month period ended March 31, 2002 is the result of a $166 increase to the Company's bad debt allowance.

   Amortization of Intangible Assets. Amortization of intangible assets decreased 89% to $62 and $124 for the three and six months ended March 31, 2002 as compared with $545 and $1,090 for the three and six months ended March 31, 2001. The decrease is a result of the Company adopting SFAS No. 142, Goodwill and Other Intangible Assets. The $62 for the three months ended March 31, 2002 is expected to remain consistent in future quarters until all remaining intangible assets are fully amortized, which is expected to occur during fiscal 2003.

  Other Income (Expense), net

   Other income (expense), net decreased to $19 and $17 for the three and six-month periods ended March 31, 2002 from $236 and $391 for the comparable fiscal 2001 periods. Other income consists primarily of interest earned on investments offset by interest paid on the outstanding note under the bank line of credit. For the three and six-month periods ended March 31, 2001, other income, net consisted of $309 in non-cash expense for warrants issued during the second quarter of Fiscal 2001 in consideration of a written commitment by a related party to support the Company's cash liquidity requirements. For the three and six-month periods ended March 31, 2001, other income, net also consisted of a gain of $120 on a sale of assets and technology as well as a gain of $300 from the settlement of a joint venture agreement.

  Provision for (Benefit from) Income Taxes

   For the three-month period ended March 31, 2002, a provision for income taxes of $5 was recorded compared with $0 for the comparable fiscal 2001 period. This increase was the result of minimum state income tax payments made to various states in which the Company does business. For the six-month period ended March 31, 2002, a benefit from income taxes of $171 was recorded compared with $0 for the comparable fiscal 2001 period. This increase is principally the result of a refund received of federal income taxes paid from a prior period.

Liquidity and Capital Resources
(in thousands)

   At March 31, 2002, the Company had cash, cash equivalents and short-term investments of $4,410, an increase of $733 from $3,677 at September 30, 2001.

   Cash provided by operating activities was $1,512 during the six-month period ended March 31, 2002. Operating activities generated cash primarily through a reduction of net loss. The cash effects and changes in working capital sheet accounts primarily offset each other.

   Cash provided by investing activities was $6 during the six-month period ended March 31, 2002, which consisted primarily of proceeds received from the sale and maturities of short-term investments of $695 and proceeds from the return of security deposits of $80 offset by the payments for capitalized internal-use software of $818.

   Net cash used in financing activities for the six-month period ended March 31, 2002 was $90, which consisted of payments on the Company's capital lease obligations offset by proceeds from its employee stock purchase plan.

   The Company has a $3,000 line of credit from Citizens Bank of Massachusetts ("the bank"). The Company is required to maintain deposits with the bank in an amount at least sufficient to satisfy its obligations under this line of credit. As of March 31, 2002, $1,500 was pledged under this arrangement and has been reflected as restricted cash.

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

   The Company believes that its current cash and cash equivalent balances in conjunction with its forecast of operating cash flows will be sufficient to meet its liquidity expenditure requirements through fiscal 2002.

  Critical Accounting Policies and Judgments

   We have identified the policies and judgments below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies and judgments on our business operations is discussed throughout this section where such policies affect our reported and expected financial results. For a detailed discussion on the application of all accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements included in our Annual Report filed on Form 10-K. Note that our preparation of our Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ significantly from those estimates.

   The accounting policies and judgments most important to the portrayal of our financial condition and results, and those that require the highest degree of management judgment, relate to revenue recognition, accounts receivable, the allowance for doubtful accounts, software development costs, internal-use software and intangible assets, and deferred income taxes.

  (a) Revenue recognition, accounts receivable and allowance for doubtful accounts

   The Company recognizes revenue under arrangements when the arrangement fee is fixed or determinable and collection of the amounts is reasonable assured. At the time of the transaction, we assess whether the fee associated with our revenue transaction is fixed or determinable based principally on the terms of the transaction. If a significant portion of a fee is due after our normal payment terms, which are 30 to 60 days from invoice date, we account for the fee as not being fixed or determinable. In these cases, we recognize revenue as the fee becomes due. Revenue from resellers of the Company's services is recognized in the same manner as revenue generated from direct customers, since the Company does not give resellers a right of return or refund for services or products purchased. The Company makes judgments concerning collectability of accounts that impact the recognition of revenue and the net realizable value of accounts receivable. The Company calculates the allowance for doubtful accounts based on historical collection experience, credit policy and the evaluation of aging categories. Collection history is evaluated based on write-off experience and based on current accounts that have been specifically identified as being in dispute, referred to a collection agency or in bankruptcy. The Company uses the same information to determine whether payments on revenue derived from a particular customer or class of customer is reasonably assured. If the Company notes a high level of write-offs for a particular customer or class of customer, or where there is no collection history for a particular customer, the Company defers recognition of revenue until payment is reasonably assured. Had the Company estimated collectability of its accounts receivable using different judgments, the revenue and accounts receivable recorded would have been different at each year-end. If the Company used a more conservative interpretation of when payment is reasonably assured, less revenue would have been recognized upon shipment, or upon performance of services. If the Company used a less conservative definition of reasonable assurance of payment, more revenue would have been recognized on the date of shipment or execution of a service contract.

  (b)  Software development costs

   Research and software development costs are generally charged to operations as incurred. Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Judgment is used in determining when technological feasibility is reached for software licenses to be sold. Based on our product development process, technological feasibility is established upon completion of a working model. We have determined costs incurred by the Company between the completion of the working model and the point at which the product is ready for general release to be immaterial. A different judgment about when technological feasibility is reached could result in more software development costs being capitalized.

  (c)  Internal-use software and intangible assets

   The Company also capitalizes certain software development costs in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position 98-1 ("SOP 98-1"), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Judgment is used to determine the useful lives and impairment of capitalized software and intangible assets. Capitalized internal-use software costs are being amortized over a period of five years commencing in the period in which the software is placed into use. The Company assigned a useful life of five years to capitalized software based on the Company's planned use of that software and historical experience of technological obsolescence. Use of a shorter life for capitalized software would result in more amortization expense being recognized each year, resulting in higher costs of revenues. Use of a longer life for capitalized software would result in less amortization expense being recorded during each year, resulting in lower costs of revenues.

   Intangible assets include principally acquired technologies purchased from HR Sites. Acquired technologies are being amortized over three years from the date of purchase, which management determined to be the remaining useful life of the technology on the date of purchase. The Company intends to use the acquired technology through at least its remaining useful life.

   The Company is required to evaluate each long-lived asset for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the Company's judgment, there have been no such events or changes in circumstances that would require an evaluation of impairment, since the acquired technologies and capitalized software continue to be used for the provision of Internet service offerings, the Company continues to derive revenue from the customers included in the customer list and the non-compete agreement continues to be enforceable. If the Company had determined that there was a significant event or change in circumstances indicating that there may be impairment to the long-lived assets, the Company would have performed an analysis of impairment and as a result may have reduced the carrying value of those assets or reduced their estimated useful lives.

  (d)  Deferred income taxes

   The Company accounts for income taxes in accordance with SFAS No. 109, Accounting For Income Taxes. Under SFAS No. 109, a deferred tax asset or liability is measured by the currently enacted tax rates applied to the differences between the financial statement and tax bases of assets and liabilities. Under SFAS 109, we are required to evaluate the likelihood that benefits will be realized from deferred tax assets and record a valuation allowance against the deferred tax asset if it is more likely than not that the Company will not recognize the benefits of those deferred tax assets. As a result of our evaluation of deferred tax assets, we concluded that it is more likely than not that the Company will not realize the benefit of the deferred tax assets, and as a result, we have provided a valuation allowance for the full amount of those deferred tax assets. Our evaluation took into consideration the Company's recurring losses from operations and current temporary differences that are expected to reverse.

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

   We currently anticipate that our available cash and cash equivalents will be sufficient to meet our anticipated working capital and capital expenditure requirements through the near term. We may need to raise additional capital in the long term to fund more rapid expansion, to develop new services, to enhance existing services in response to competitive pressures, and to acquire complementary services, businesses or technologies. In the event our operations are not profitable or do not generate sufficient cash to fund the business, or if we fail to receive money to meet our obligations, we may have to cut back our level of operations. These reductions could, in turn, affect our relationships with our strategic partners and customers and threaten our ability to continue as an ongoing concern. If we raise additional funds through issuances of equity or convertible debt securities, the percentage of ownership of our current stockholders will be reduced and such securities may have rights, preferences and privileges senior to those of our current stockholders. In addition, we may not be able to obtain such financing on terms favorable to us, if at all. If adequate funds are not available or are not available on terms favorable to us, our business, financial condition and results of operations could be materially and adversely affected.

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

   In fiscal 1998, we expanded our technology into products and services that could be offered over the Internet to foster long-term growth. Since that time, revenue from Internet-based transactions has grown in relation to revenue from our software licensing and maintenance business, becoming a majority of our total revenue for the first time in the first quarter of fiscal 2001. We expect our reliance on Internet-based transactions for revenue to continue to increase in the future, and we expect product revenue from software license sales and maintenance to continue to become a smaller component of our revenue over time. Our long-term business model and profit potential are not yet fully proven. To be successful, we must develop and market online recruitment offerings that achieve broad market acceptance by employers, job seekers and interactive media companies. It is possible that we will be required to further adapt our business model in response to additional changes in the online recruitment market or if our current business model is not successful. If we are not able to anticipate changes in the online recruitment market or if our business model is not successful, our business, financial condition and results of operations will be materially and adversely affected.

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

   Affiliates of SOFTBANK Corp. currently beneficially own approximately 34% of our outstanding common stock. As a result of their stock ownership, SOFTBANK and its affiliates have significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and their interests could conflict with those of other stockholders. Such concentration of ownership may also have the effect of delaying or preventing a change in control of our Company. In addition, sales of significant amounts of shares held by these entities, or the prospect of these sales, could adversely affect the market price of our common stock.

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

   Korn/Ferry International currently beneficially owns approximately 15% of our outstanding common stock. As a result of its stock ownership, Korn/Ferry has significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and its interests could conflict with those of our other stockholders. In addition, under the terms of the stock purchase agreement pursuant to which Korn/Ferry acquired our common stock, for so long as Korn Ferry continues to hold at least 5% of our common stock, we are required to first negotiate with Korn/Ferry in the event of a potential sale or acquisition of our Company or a substantial stock issuance by us. Such concentration of ownership and such contractual obligation may also have the effect of delaying or preventing a change in control of our Company. In addition, sales of significant amounts of shares held by Korn/Ferry, or the prospect of these sales, could adversely affect the market price of our common stock.

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

  . fluctuations in our common stock price, which may affect our visibility and credibility in the online recruitment market; and

  . the transfer of the listing of the Company's securities from The Nasdaq National Market to The Nasdaq SmallCap Market, which is anticipated to occur at the end of May 2002.

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

   None

Item 3.  Defaults upon Senior Securities

   None

Item 4.  Submission of Matters to a Vote of Security Holders

   Annual Stockholders' Meeting on March 20, 2002: At the annual meeting of the Company's stockholders, 3,505,982 shares, representing 77% of the Company's outstanding common stock as of the record date of January 23, 2002, voted on the following matters:

      1. The election of Lars D. Perkins and J. Paul Costello as Class III Directors to serve until the Annual Meeting of Stockholders following the close of the Company's fiscal year ended September 30, 2004 and until their successors are duly elected and qualified. Shares were voted as follows:

                          Nominee         For    Withheld
                          -------         ---    --------
                      Lars D. Perkins  3,366,096 139,886
                      J. Paul Costello 3,366,096 139,886

      The following directors' respective terms of office continued after the annual meeting: Russell J. Campanello, Charles R. Lax, Martin J. Fahey and Peter L. Dunn.

      2. The approval of an amendment and restatement of the Company's 1996 Stock Option and Grant Plan to increase the number of shares of the Company's common stock, par value $.01 per share, issuable thereunder from 700,000 to 950,000 shares. Shares were voted as follows: for 2,553,348; against 163,935; abstain 4,178; broker non-vote 784,521.

Item 5.  Other Information

   NASDAQ Marketplace Rule 4350(d)(2)(A) generally requires that an audit committee be composed of at least three directors, all of whom are "independent" as defined in Marketplace Rule 4200(a)(14). NASDAQ Marketplace Rule 4350(d)(2)(B) allows an audit committee to have one director who is not independent if the Board of Directors determines, in exceptional and limited circumstances, that such director's membership on the audit committee is required by the best interests of the Company and its shareholders.

   On April 18, 2002, the Company's Board of Directors adopted a resolution determining that the continued membership of director Charles R. Lax on the Audit Committee of the Board of Directors is required by the best interests of the Company and its shareholders. This determination was made notwithstanding the fact that Mr. Lax is not "independent," as defined by NASDAQ Marketplace Rule 4200, by virtue of his being a general partner of SOFTBANK Capital Partners LLP ("SOFTBANK") which, together with its affiliates, owns approximately 34% of the Company's outstanding capital stock. The reasons for such determination were that Mr. Lax, who has been appointed under a contractual arrangement with SOFTBANK as SOFTBANK's representative on the Board of Directors and Audit Committee, is experienced and very knowledgeable with respect to financial matters, and his input is greatly valued. It is believed, moreover, that SOFTBANK's significant ownership position in the Company does not create a conflict of interest between SOFTBANK and the other shareholders, but rather creates an identity of interest which makes Mr. Lax an appropriate representative for the Company's shareholders in general.

   NASDAQ Marketplace Rule 4450(a)(2) requires that for continued listing on the NASDAQ National Market, a company maintain a minimum market value of its publicly held shares (shares held by persons other than directors, officers and major stockholders) of at least $5,000,000. The Company is not in compliance with that requirement. Accordingly, the Company has filed an application requesting the transfer of the listing of its securities from the NASDAQ National Market to the NASDAQ SmallCap Market. The Company meets the requirements for continued listing on the NASDAQ SmallCap Market (including the requirement that the market value of its publicly held shares be at least $1,000,000), and anticipates that its application will be approved.

Item 6.  Exhibits and Reports on Form 8-K

   Exhibit No.        Description

   (a) None

   (b) No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2002.

                                 WEBHIRE, INC.

                             PART III--SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       WEBHIRE, INC.

                                                /s/  MARTIN J. FAHEY
                                       -------------------------------------
                                                    Martin J. Fahey
                                                Chief Executive Officer

                                              /s/  STEPHEN D. ALLISON
                                       -------------------------------------
                                                   Stephen D. Allison
                                                Chief Financial Officer

Date: May 15, 2002