Form 10-Q
period 2002-06-30
WEBHIRE INC
filed 2002-08-14
CIK 1013322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended: June 30, 2002

                                       or

[_] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the transition period from     to
                                                 -----  -----

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

                               Title of each class
                               -------------------

      Common stock, $.01 par value, shares outstanding at August 14, 2002:
                               4,522,871 shares.

                                  WEBHIRE, INC.
                                      Index



                                                                                               Page
                                                                                               ----
Part I - Financial Information

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets at June 30, 2002 (unaudited)
          and September 30, 2001 .............................................................  3

          Consolidated Statements of Operations (unaudited) for the three and nine months ended June 30, 2002 and 2001 .......................................  4

          Consolidated Statements of Cash Flows (unaudited) for the nine months ended June 30, 2002 and 2001 ................................................  5

          Notes to Consolidated Financial Statements (unaudited) .............................  6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations ................................................ 11

Item 3.   Quantitative and Qualitative Disclosure About Market Risk .......................... 24

Part II - Other Information

Item 1.   Legal Proceedings .................................................................. 25

Item 2.   Changes in Securities .............................................................. 25

Item 3.   Defaults upon Senior Securities .................................................... 25

Item 4.   Submission of Matters to a Vote of Security Holders ................................ 25

Item 5.   Other Information .................................................................. 25

Item 6.   Exhibits and Reports on Form 8-K ................................................... 25

Part III  - Signatures ....................................................................... 26


Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  WEBHIRE, INC.

                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)


                                                                                                June 30,        September 30,
                                                                                                ---------       -------------
                                                                                                  2002             2001
                                                                                                ---------       -------------
                                                                                               (Unaudited)
                                           ASSETS

Current assets:
  Cash and cash equivalents ...............................................................   $       4,874     $       2,982
  Short-term investments ..................................................................              --               695
  Restricted cash .........................................................................           1,500             1,500
  Accounts and installments receivable, less allowance for doubtful accounts
     of $650 and $484 at June 30, 2002 and September 30, 2001, respectively ...............             501             2,041
  Other current assets ....................................................................             944             1,822
                                                                                              -------------     -------------
          Total current assets ............................................................           7,819             9,040
Long-term installments receivable, net ....................................................              --                63
Property and equipment, net ...............................................................           1,308             2,518
Acquired technologies, net of accumulated amortization of $6,687 and $5,068 at
   June 30, 2002 and September 30, 2001, respectively .....................................           1,179               826
Other intangible assets, net of accumulated amortization of $4,272 and $3,928 at
   June 30, 2002 and September 30, 2001, respectively .....................................           1,707             3,246
Other assets ..............................................................................             302               398
                                                                                              -------------     -------------
          TOTAL ASSETS ....................................................................   $      12,315     $      16,091
                                                                                              =============     =============

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ........................................................................   $         647     $       1,930
  Accrued expenses ........................................................................           1,258             1,305
  Notes payable ...........................................................................           1,500             1,500
  Current portion of capital lease obligations ............................................              64               234
  Deferred revenue ........................................................................           4,477             4,422
                                                                                              -------------     -------------
          Total current liabilities .......................................................           7,946             9,391
                                                                                              -------------     -------------
Other liabilities .........................................................................             117               152
                                                                                              -------------     -------------
          Total liabilities ...............................................................           8,063             9,543
                                                                                              -------------     -------------
Stockholders' equity:
  Preferred stock, $.01 par value-- Authorized-- 5,000,000 shares,
     Issued and outstanding-- none at June 30, 2002 and September 30, 2001 ................               -                 -
  Common stock, $.01 par value-- Authorized-- 30,000,000 shares;
     Issued -- 4,660,251 and 4,648,055 shares at June 30, 2002 and September 30,
     2001, respectively; Outstanding - 4,522,871 and 4,510,675 shares at
     June 30, 2002 and September 30, 2001, respectively ...................................              47                46


  Additional paid-in capital ..............................................................          70,214            70,192
  Treasury stock, at cost - 137,380 shares at June 30, 2002 and September 30,
   2001, respectively .....................................................................            (831)             (831)
  Accumulated deficit .....................................................................         (65,178)          (62,859)
                                                                                              --------------    -------------
          Total stockholders' equity ......................................................           4,252             6,548
                                                                                              -------------     -------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ......................................   $      12,315     $      16,091
                                                                                              =============     =============


              The accompanying notes are an integral part of these
                        consolidated financial statements

                                  WEBHIRE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)
                                   (Unaudited)

                                                                          Three Months Ended                Nine Months Ended
                                                                               June 30,                         June 30,
                                                                   --------------------------------  ------------------------------
                                                                        2002             2001             2002            2001
                                                                   --------------------------------  ------------------------------
Revenue:
  Services revenue - Internet ..................................   $        3,080   $        3,062   $        8,660  $        9,680
  Services revenue - Enterprise ................................            1,070            1,677            3,620           5,985
  Product revenue ..............................................               43              530              163           1,325
                                                                   --------------   --------------   --------------  --------------
          Total revenue ........................................            4,193            5,269           12,443          16,990
                                                                   --------------   --------------   --------------  --------------
Cost of revenue:
  Services revenue - Internet ..................................            1,354            2,231            4,449           7,543
  Services revenue - Enterprise ................................              326              320              967           1,101
  Product revenue ..............................................                -               91               51             310
  Amortization of acquired technologies and
    capitalized internal-use software
    (relates to services revenue-internet) .....................              727              438            2,120           2,590


          Total cost of revenue ................................            2,407            3,080            7,587          11,544
                                                                   --------------   --------------   --------------  --------------
Gross profit ...................................................            1,786            2,189            4,856           5,446
                                                                   --------------   --------------   --------------  --------------
Operating expenses:
  Research and development .....................................              557            1,346            1,765           5,430
  Sales and marketing ..........................................              797            1,754            2,315           5,851
  General and administrative ...................................            1,075              426            3,097           3,459
  Amortization of other intangible assets ......................               66              545              190           1,636
                                                                   --------------   --------------   --------------  --------------
          Total operating expenses .............................            2,495            4,071            7,367          16,376
                                                                   --------------   --------------   --------------  --------------
Loss from operations ...........................................             (709)          (1,882)          (2,511)        (10,930)
                                                                   --------------   --------------   --------------  --------------
Other income, net:
  Non-cash interest on warrants issued .........................                -                -                -            (309)
  Other income (expense), net ..................................                9               46               27             747
                                                                   --------------   --------------   --------------  --------------
          Total other income, net ..............................                9               46               27             438
                                                                   --------------   --------------   --------------  --------------
Loss before income taxes .......................................             (700)          (1,836)          (2,484)        (10,492)
Provision for (benefit from) income taxes ......................                6              (69)            (165)            (69)
                                                                   --------------   --------------   --------------  --------------
Net loss .......................................................   $         (706)  $       (1,767)  $       (2,319) $      (10,423)
                                                                   ==============   ==============   ==============  ==============

Basic and diluted net loss per common share ....................   $         (.16)  $         (.39)   $        (.51) $        (2.35)
                                                                   ==============   ==============   ==============  ==============

Basic and diluted weighted average number
  of common shares outstanding .................................        4,522,807        4,510,624        4,518,965       4,435,419
                                                                   ==============   ==============   ==============  ==============

              The accompanying notes are an integral part of these
                        consolidated financial statements

                                  WEBHIRE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)


                                                                              Nine Months Ended
                                                                                   June 30,
                                                                       -------------  -------------
                                                                            2002           2001
                                                                       -------------  -------------
                Cash Flows from Operating Activities:
                  Net loss ..........................................  $      (2,319) $     (10,423)
                  Adjustments to reconcile net loss to  net cash
                   provided by (used in) operating activities:
                     Depreciation and amortization ..................          3,760          5,724
                     Amortization of stock-based consideration ......             --            309
                     Provision for doubtful accounts ................            166             --
                     Loss on sale of property and equipment .........             15           (120)
                     Changes in operating assets and liabilities:
                       Accounts and installments receivable .........          1,374          3,845
                       Other current assets .........................            878             (9)
                       Prepaid income taxes .........................             --             (5)
                       Long-term installments receivable ............             63             67
                       Accounts payable .............................         (1,283)            47
                       Accrued expenses .............................            (47)        (2,960)
                       Deferred revenue .............................             55         (2,502)
                       Other liabilities ............................            (35)           (18)
                                                                       -------------  -------------
                          Net cash provided by (used in) operating
                            activities ..............................          2,627         (6,045)
                                                                       -------------  -------------
                Cash Flows from Investing Activities:
                     Purchases of acquired technologies and
                       intangible assets ............................             --         (3,125)
                     Additions to capitalized internal-use software .         (1,124)            --
                     Purchases of property and equipment ............           (304)          (335)
                     Deposit of restricted cash .....................             --         (1,500)
                     Proceeds from sale of property and equipment ...             49            223
                     Purchases of short-term investments ............             --        (24,370)
                     Proceeds from sale and maturities of short-term
                       investments ..................................            695         25,066
                     Proceeds from returns of security deposits .....             96            111
                                                                       -------------  -------------
                          Net cash used in investing activities .....           (588)        (3,930)
                                                                       -------------  -------------
                Cash Flows from Financing Activities:
                     Proceeds from line of credit ...................             --          1,500
                     Proceeds from issuance of common stock in
                       connection with private placement ............             --          1,000
                     Issuance costs in connection with private
                       placement of  common stock ...................             --          (122)
                     Proceeds from employee stock purchase plan
                       stock issuance ...............................             23             67
                     Payments of capital lease obligations ..........           (170)            --
                                                                       -------------  -------------
                          Net cash (used in) provided by financing
                            activities ..............................           (147)         2,445
                                                                       -------------  -------------
                Net increase (decrease) in cash and cash
                  equivalents .......................................          1,892         (7,530)

                Cash and cash equivalents, beginning of period ......          2,982         12,135
                                                                       -------------  -------------
                Cash and cash equivalents, end of period ............  $       4,874  $       4,605
                                                                       =============  =============
                Supplemental Disclosure of Cash Flow Information:
                  Cash paid during the period for
                     Interest .......................................  $          59  $         226
                                                                       -------------  -------------
                     Income taxes ...................................  $          10  $          18
                                                                       -------------  -------------

                Supplemental Disclosure of Non-cash Financing
                Activities:
                  Issuance of warrants in connection with financing
                     commitment .....................................                 $         309
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

                                  June 30, 2002


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

     The consolidated interim financial statements as of June 30, 2002 and for the three and nine-month periods ended June 30, 2002 and 2001 are unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal, recurring adjustments, necessary for a fair statement of the results for the interim period. The results for the interim period are not necessarily indicative of the results for the entire year. The consolidated financial statements should be read in conjunction with the consolidated financial statements of Webhire, Inc. for the year ended September 30, 2001 ("fiscal 2001") included in its Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

     (c)  Short-Term Investments

     The Company classifies its short-term investments as available-for-sale. At June 30, 2002 and September 30, 2001, the Company had $0 and $695 of available-for-sale investments, respectively. Realized and unrealized gains and losses for the periods presented were not material.

     (d)  Recent Accounting Standards

     In August 2001, the FASB issued Statement of Financial Accounting Standard
(SFAS) No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets." SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively. The Company will adopt the provisions of SFAS No. 144 on October 1, 2002, the beginning of fiscal 2003. Had the Company applied this guidance during the reported periods, it would have had no impact on its financial statements.

                                  WEBHIRE, INC.

               (in thousands, except share and per share amounts)
                                   (unaudited)

                                  June 30, 2002


     In June 2002, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. In contrast to EITF No. 94-3, under this statement, an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect that the adoption of SFAS No. 146 will have a material impact on its financial statements.

(2)  Net Loss per Share

     For the three and nine-month periods ended June 30, 2002 and 2001, 709,383 and 556,860 potential common shares, respectively, from the assumed exercise of stock options and warrants were excluded from the net loss per share calculation, as their effect would have been anti-dilutive due to the Company's net loss per share in those periods.

(3)  Acquired Technologies and Intangibles

     On December 13, 1999, the Company acquired certain assets from Human Resources Sites International, Inc. ("HR Sites"). HR Sites was the developer of an Internet job-posting platform that provided online job posting connections to more than 2,000 career sites and Internet news groups. This purchase was treated as a purchase of a collection of assets. The Company paid $1,500 in cash plus issued two junior subordinated convertible promissory notes (the "Notes") with face amounts totaling $3,425. The interest rate on the Notes was 5.6% per annum. The first note had a principal amount of $2,500 and matured on December 14, 2000. The second note, totaling $925, had an original maturity date of March 14, 2001, which was subsequently restructured so that $259 was repaid in cash on March 14, 2001, $366 was repaid with cash on April 5, 2001, and $300 was repaid with cash on July 5, 2001. The Notes were issued with below market value interest rates, and were issued with embedded beneficial conversion features. The Company determined the fair value of the Notes to be $7,140, and as a result, the total acquisition consideration amounted to $8,640. The purchase price was allocated to identifiable and unidentifiable assets as follows:

                                                    Amount       Estimated Life
                                                    -------      --------------
              Acquired technology ................  $ 2,069         3 years
              Non-compete agreements .............      157         3 years
              Customer base ......................       24         5 years
              Property and equipment .............       20         1 year
              Excess purchase price over
              identifiable assets ................    6,370         3 years
                                                    =======
                                                    $ 8,640

                                  WEBHIRE, INC.

               (in thousands, except share and per share amounts)
                                   (unaudited)

                                  June 30, 2002

     Beginning in fiscal 2002, the Company adopted SFAS No. 142 under which the Company was required to reallocate the excess purchase price over identifiable assets to the identifiable intangible assets based on their relative fair values as of the date of reallocation. In accordance with the new pronouncement, the Company also reassessed the useful life of each intangible asset and evaluated the intangible assets for impairment. Based upon the forecasted use of the Company's intangible assets and their short useful lives, no impairment of the carrying values was recorded upon adoption of SFAS No. 142. The following represents the gross carrying amounts and accumulated amortization of acquired technologies and intangible assets acquired from HR Sites as of June 30, 2002, and the estimated amortization expense for the remaining estimated useful lives:

                                                                        As of June 30, 2002
                                     -------------------------------------------------------------------------------
                                     Gross Carrying Amount          Accumulated Amortization       Remaining Balance
                                     ---------------------          ------------------------       -----------------
Amortizable Intangible Assets
Acquired technologies ..............         $7,866                          $6,687                    $1,179
Customer list ......................            151                             126                        25
Non-compete agreements .............            603                             514                        89
                                             ------                          ------                    ------
Total ..............................         $8,620                          $7,327                    $1,293

     As of June 30, 2002, other intangible assets totaled $1,707 on the Company's balance sheet, which consisted of $25 for the customer list, $89 for non-compete agreements, and $1,593 for capitalized internal-use software.

        Estimated Amortization Expense
        ------------------------------
        For the year ending September 30,
        2002 (remaining) .......................................   $  583
        2003 ...................................................      687
        2004 ...................................................       18
        2005 ...................................................        5
        Total estimated amortization expense ...................   $1,293

                                  WEBHIRE, INC.

               (in thousands, except share and per share amounts)
                                   (unaudited)

                                  June 30, 2002

     The amortization expense related to intangible assets purchased from HR Sites was $2,157 for the nine months ended June 30, 2002. Had the provisions of SFAS No. 142 been applied in fiscal 2001, there would not have been a material change in amortization expense or the net loss reported for those periods.

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

                                                    Three months ended June 30, 2002:
                                             --------------------------------------------
                                             Internet and      Enterprise        Total
                                             Transactions       Software        Company
                                             ------------      ----------      ----------
Revenue .................................    $3,080,000        $1,113,000     $ 4,193,000
Gross profit ............................       999,000           787,000       1,786,000
Loss from operations ....................                                        (709,000)
Other income (expense), net .............                                           9,000
                                                                              -----------
Loss before income taxes ................                                     $  (700,000)
                                                                              ===========

                                                    Three months ended June 30, 2001:
                                             --------------------------------------------
                                             Internet and      Enterprise        Total
                                             Transactions       Software        Company
                                             ------------      ----------      ----------
Revenue .................................    $3,062,000        $2,207,000     $ 5,269,000
Gross profit ............................       393,000         1,796,000       2,189,000
Loss from operations ....................                                      (1,882,000)
Other income (expense), net .............                                          46,000
                                                                              -----------
Loss before income taxes ................                                     $(1,836,000)
                                                                              ===========



                                  WEBHIRE, INC.

               (in thousands, except share and per share amounts)
                                   (unaudited)

                                  June 30, 2002



                                                    Nine months ended June 30, 2002:
                                             ---------------------------------------------
                                             Internet and      Enterprise        Total
                                             Transactions       Software        Company
                                             ------------      -----------     -----------
Revenue ..................................   $8,660,000         $3,783,000     $12,443,000
Gross profit .............................    2,091,000          2,765,000       4,856,000
Loss from operations .....................                                      (2,511,000)
Other income (expense), net ..............                                          27,000
                                                                               -----------
Loss before income taxes .................                                     $(2,484,000)
                                                                               ===========




                                                    Nine months ended June 30, 2001:
                                             ---------------------------------------------
                                             Internet and      Enterprise        Total
                                             Transactions       Software        Company
                                             ------------      -----------    ------------
Revenue ..................................   $9,680,000        $7,310,000     $ 16,990,000
Gross (loss) profit ......................     (453,000)        5,899,000        5,446,000
Loss from operations .....................                                     (10,930,000)
Other income (expense), net ..............                                         438,000
                                                                              ------------
Loss before income taxes .................                                    $(10,492,000)
                                                                              ============


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                                  WEBHIRE, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            FOR THE THREE AND NINE-MONTH PERIODS ENDED JUNE 30, 2002

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

Consolidated Results of Operations
(in thousands)

     Revenue

     Total revenue for the three and nine-month periods ended June 30, 2002 was $4,193 and $12,443, respectively, compared with $5,269 and $16,990 for the three and nine-month periods ended June 30, 2001, respectively.

     Services Revenue.

     Services revenue - Internet remained flat at $3,080 for the three months ended June 30, 2002 compared to $3,062 for the three months ended June 30, 2001. For the nine months ended June 30, 2002, services revenue - Internet decreased 11% to $8,660 from $9,680 for the comparable 2001 period. The flat revenue is a result of higher average selling prices offsetting the loss of customers due to the impact of adverse economic conditions on technology and other growth companies that were early users of the Company's services. The decrease for these periods reflects the loss of customers due to adverse economic conditions.

     Services revenue - Enterprise decreased 36% to $1,070 for the three months ended June 30, 2002 from $1,677 for the three months ended June 30, 2001. For the nine months ended June 30, 2002, services revenue - Enterprise decreased 40% to $3,620 from $5,985 for the nine months ended June 30, 2001. The decreases are primarily attributable to a reduction in maintenance revenues as contracts expired relating to product licenses.

     Product Revenue. Product revenue, which relates to the enterprise software solutions segment, was $43 and $163 for the three and nine-month periods ended June 30, 2002 as compared with $530 and $1,325 for the three and nine-month periods ended June 30, 2001. The 92% decrease for the comparable three month periods and the 88% decrease for the comparable nine month periods are attributable to the Company's evolution away from selling software licenses to providing Internet-service products.

     Cost of Revenue

     Cost of Services Revenue.

     Cost of services revenue - Internet was $1,354 and $2,231 for the three months ended June 30, 2002 and June 30, 2001, respectively. For the nine months ended June 30, 2002 and June 30, 2001, cost of services revenue - Internet was $4,449 and $7,543, respectively. The decrease in absolute dollars is principally attributable to a reduction in headcount, process improvements and cost efficiencies in resume processing and hardware hosting. Internet gross margins, excluding amortization of acquired technologies of $727, improved to 56% for the third quarter of fiscal 2002 from 27% for the comparable fiscal 2001 period. For the nine months ended June 30, 2002, Internet gross margin, excluding amortization of acquired technologies of $2,120, was 49% as compared to 22% for the nine months ended June 30, 2001. These increases in Internet gross margins are the result of the Company providing services at a lower incremental cost per customer and billing efficiencies.

     Cost of services revenue - Enterprise was $326 and $320 for the three months ended June 30, 2002 and June 30, 2001, respectively. For the nine months ended June 30, 2002 and June 30, 2001, cost of services revenue - Enterprise was $967 and $1,101 respectively. The decreases for both the three and nine month periods is primarily due to a reduction in headcount assigned to this product line and a shift of the Company's resources towards an Internet and transaction-based solutions segment.

     Cost of Product Revenue. Cost of product revenue was $0 and $91 for the three months ended June 30, 2002 and June 30, 2001, respectively. For the nine months ended June 30, 2002 and June 30, 2001, cost of product revenue was $51 and $310, respectively. The decrease in cost of product revenue is due primarily to the Company's transition towards an Internet and transaction-based solutions segment as well as the decrease in the Company's royalty payments.

     Amortization of Acquired Technologies and Capitalized Internal-Use Software. Amortization of acquired technologies and capitalized internal-use software was $727 and $438 for the three months ended June 30, 2002 and 2001, respectively. For the nine-month periods ended June 30, 2002 and 2001, amortization of acquired technologies and capitalized internal-use software was $2,120 and $2,590, respectively. The increase for the comparable three-month periods is attributed to the amortization of internally developed internal-use software costs that the Company did not begin to capitalize until the third quarter of fiscal 2002. The increase is also attributed to an increase in amortization based on the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, which required the Company to reallocate the purchase price in excess of identifiable intangible assets purchased from HR Sites to the acquired technologies and other identifiable intangible assets purchased, based on their relative fair values. The decrease for the comparable nine-month periods is primarily attributed to the Company fully amortizing the assets purchased from Amazon.com and HireWorks, Inc. during fiscal 2001, offset by the adoption of SFAS No. 142 and the amortization of internally-developed internal-use software costs which are being amortized over a five-year estimated life.

     Operating Expenses

     Research and Development. Research and development expenses were $557 or 13% of total revenue for the three months ended June 30, 2002 as compared with $1,346 or 26% of total revenue for the comparable fiscal 2001 period. For the nine months ended June 30, 2002, research and development expenses were $1,765 or 14% of total revenue as compared to $5,430 or 32% for the comparable fiscal 2001 period. The decreases in absolute dollars and as a percentage of revenue are the result of a reduction in headcount, lower developmental consulting fees, and certain costs in fiscal 2002 that qualified for capitalization as internal-use software.

     Sales and Marketing. Sales and marketing expenses were $797 or 19% of total revenue for the three months ended June 30, 2002 as compared with $1,754 or 33% of total revenue for the comparable fiscal 2001 period. For the nine months ended June 30, 2002, sales and marketing expenses were $2,314 or 19% of total revenue as compared to $5,851 or 34% for the comparable fiscal 2001 period. The decreases in absolute dollars and as a percentage of revenue are primarily due to reduced spending on specific marketing and sales programs. The Company expects that sales and marketing expenses may vary from quarter to quarter as a percentage of total revenue.

     General and Administrative. General and administrative expenses were $1,075 or 26% of total revenue for the three months ended June 30, 2002 as compared with $426 or 8% of total revenue for the comparable three-month period of fiscal 2001. The fiscal 2001 expense is lower than the fiscal 2002 as a result of reduction of $485 in the bad debt allowance in June 2001 due to significant improvements in collections of past due accounts. For the nine months ended June 30, 2002, general and administrative expenses were $3,097 or 25% of total revenue as compared to $3,459 or 20% of total revenue for the comparable fiscal 2001 period. The decreases in absolute dollars for the nine-month period of fiscal 2002 as compared with fiscal 2001 and the decrease as a percentage of revenue for the nine-month period is primarily the result of reduced headcount in the Human Resources, Finance and Accounting and Corporate IT organizations.

     Amortization of Other intangible Assets. Amortization of intangible assets decreased to $66 and $190 for the three and nine months ended June 30, 2002 as compared with $545 and $1,636 for the three and nine months ended June 30, 2001. The decrease is a result of the Company adopting SFAS No. 142, Goodwill and Other Intangible Assets. The $66 for the three months ended June 30, 2002 is expected to remain consistent in future quarters until all remaining intangible assets are fully amortized, which is expected to occur during fiscal 2003.

     Other Income, net

     Other income, net decreased to $9 and $27 for the three and nine-month periods ended June 30, 2002 from $46 and $438 for the comparable fiscal 2001 periods. Other income generally consists of interest earned on investments offset by interest paid on the outstanding note under the bank line of credit. For the period ended June 30, 2001, other income, net included $309 in non-cash expense for warrants issued during the second quarter of fiscal 2001 in consideration of a written commitment by a related party to support the Company's cash liquidity requirements. For the three and nine-month periods ended June 30, 2001, other income, net also includes a gain of $120 on a sale of assets and technology as well as a gain of $300 from the settlement of a joint venture agreement.

     Provision for (Benefit from) Income Taxes

     For the three-month period ended June 30, 2002, a provision for income taxes of $6 was recorded compared with a benefit from income taxes of $69 for the comparable fiscal 2001 period. This increase in fiscal 2002 was the result of minimum state income tax payments made to various states in which the Company does business versus the fiscal year 2001 benefit for the Company's overpayment of past state income taxes. For the nine-month period ended June 30, 2002, a benefit from income taxes of $165 was recorded compared with a benefit of $69 for the comparable fiscal 2001 period. This increase is principally the result of refunds received in fiscal 2002 related to federal income taxes paid in a past period.

Liquidity and Capital Resources
(in thousands)

     At June 30, 2002, the Company had cash and cash equivalents of $4,874, an increase of $1,197 from $3,677 at September 30, 2001.

     Cash provided by operating activities was $2,627 during the nine-month period ended June 30, 2002. Operating activities generated cash primarily through a reduction of net loss. The cash effects of changes in working capital accounts primarily offset each other.

     Net cash used in investing activities was $587 during the nine-month period ended June 30, 2002, which consisted primarily of proceeds received from the sale and maturities of short-term investments of $695 and proceeds from the return of security deposits of $96 offset by the payments for capitalized internal-use software of $1,125 and the purchase of new software of $304.

     Net cash used in financing activities for the nine-month period ended June 30, 2002 was $148, which consisted of payments on the Company's capital lease obligations offset by proceeds from the employee stock purchase plan.

     The Company has a $3,000 line of credit from Citizens Bank of Massachusetts ("the bank"). The Company is required to maintain deposits with the bank in an amount at least sufficient to satisfy its obligations under this line of credit. As of June 30, 2002, the line of credit had an outstanding balance of $1,500 and $1,500 in cash was pledged under this arrangement and has been reflected as restricted cash.

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

    The Company believes that its current cash and cash equivalent balances in conjunction with its forecast of operating cash flows will be sufficient to meet its liquidity expenditure requirements for the foreseeable future.

Critical Accounting Policies and Judgments

     We have identified the policies and judgments below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies and judgments on our business operations is discussed throughout this section where such policies affect our reported and expected financial results. For a detailed discussion on the application of all accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements included in our Annual Report filed on Form 10-K. Note that the preparation of our Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ significantly from those estimates.

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

     (a) Revenue recognition, accounts receivable and allowance for doubtful accounts

     The Company recognizes revenue under arrangements when the arrangement fee is fixed or determinable and collection of the amounts is reasonably assured. At the time of the transaction, we assess whether the fee associated with our revenue transaction is fixed or determinable based principally on the terms of the transaction. If a significant portion of a fee is due after our normal payment terms, which are 30 to 60 days from invoice date, we account for the fee as not being fixed or determinable. In these cases, we recognize revenue as the fee becomes due. Revenue from resellers of the Company's services is recognized in the same manner as revenue generated from direct customers, since the Company does not give resellers a right of return or refund for services or products purchased. The Company makes judgments concerning collectability of accounts that impact the recognition of revenue and the net realizable value of accounts receivable. The Company calculates the allowance for doubtful accounts based on historical collection experience, credit policy and the evaluation of aging categories. Collection history is evaluated based on write-off experience and based on current accounts that have been specifically identified as being in dispute, referred to a collection agency or in bankruptcy. The Company uses the same information to determine whether payments on revenue derived from a particular customer or class of customer is reasonably assured. If the Company notes a high level of write-offs for a particular customer or class of customer, or where there is no collection history for a particular customer, the Company defers recognition of revenue until payment is reasonably assured. Had the Company estimated collectability of its accounts receivable using different judgments, the revenue and accounts receivable recorded would have been different at each period end. If the Company used a more conservative interpretation of when payment is reasonably assured, less revenue would have been recognized upon shipment, or upon performance of services. If the Company used a less conservative definition of reasonable assurance of payment, more revenue would have been recognized on the date of shipment or upon performance of services.

     (b)  Software development costs

     Research and software development costs are generally charged to operations as incurred. Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Judgment is used in determining when technological feasibility is reached for Enterprise software licenses to be sold. Based on our product development process, technological feasibility is established upon completion of a working model. We have determined costs incurred by the Company between the completion of the working model and the point at which the product is ready for general release to be immaterial. A different judgment about when technological feasibility is reached could result in more software development costs being capitalized.

     (c)  Internal-use software and intangible assets

     The Company capitalizes certain software development costs related to its Internet product line in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position 98-1 ("SOP 98-1"), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Judgment is used to determine the useful lives and impairment of capitalized software and intangible assets. Capitalized internal-use software costs are being amortized over a period of five years commencing in the period in which the software is placed into use. The Company assigned a useful life of five years to capitalized software based on the Company's planned use of that software and historical experience of technological obsolescence. Use of a shorter life for capitalized software would result in more amortization expense being recognized each year, resulting in higher costs of revenues. Use of a longer life for capitalized software would result in less amortization expense being recorded during each year, resulting in lower costs of revenues.

     Intangible assets include principally acquired technologies purchased from HR Sites. Acquired technologies are being amortized over three years from the date of purchase, which management determined to be the remaining useful life of the technology on the date of purchase. The Company intends to use the acquired technology through its remaining useful life.

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

     Our results of operations have been, and may in the future be, subject to significant quarterly fluctuations. Such fluctuations could be due to a variety of factors, including the following:

o    the introduction of new products by us or our competitors;

o    the spending patterns of our customers;

o our sales incentive strategy which is based in part on annual sales targets;

o the fact that a substantial portion of our revenue often occurs during the last few weeks of each quarter and, as a result, any delays in orders are more likely to result in revenue not being recognized until the following quarter; and

o our current expense levels are based in part on our expectations of future revenue and, as a result, net income for a given period could be disproportionately affected by any reduction in revenue.

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

     We cannot predict the extent to which investors' interest in us will lead to a stable trading market or how liquid the market might become. The stock market in general and the market prices of shares in technology companies, particularly those such as ours that offer Internet-based products and services, have been extremely volatile and have experienced fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. The market price of our common stock could be highly volatile and subject to wide fluctuations in response to many factors, including the following:

o    quarterly variations in our results of operations;

o    adverse business developments that have an impact on our business;

o    changes in financial estimates by securities analysts;

o investor perception of our Company and online recruitment services in general;

o    announcements by our competitors of new products and services;

o fluctuations in our common stock price, which may affect our visibility and credibility in the online recruitment market; and

    In the event of broad fluctuations in the market price of our common stock, purchasers of our common stock may be unable to resell their shares at or above their purchase price.

Our stock may not continue to meet applicable requirements for listing on the Nasdaq SmallCap Market.

    The closing bid price for our common stock has been less then $1.00 for more than 30 consecutive trading days, and we are thus not in compliance with the requirements for continued listing on the

Nasdaq SmallCap Market. We have been in communication with the staff of the Nasdaq Stock Market regarding the matter, and have been notified that our securities may be subject to delisting unless we achieve compliance with the $1.00 minimum bid price requirement for a least 10 consecutive trading days prior to January 6, 2003 .

     If our common stock is no longer listed on the Nasdaq SmallCap Market, it would likely be traded either on the OTC Bulletin Board or "pink sheets," and the liquidity of the market for our shares would be adversely affected.

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

     NASDAQ Marketplace Rule 4450(a)(2) requires that for continued listing on the NASDAQ National Market, a company maintain a minimum market value of its publicly held shares (shares held by persons other than directors, officers and major stockholders) of at least $5,000,000. The Company is not in compliance with that requirement. Accordingly, the Company applied to transfer listing of its securities from the NASDAQ National Market to the NASDAQ SmallCap Market which application was approved effective May 23, 2002.

Item 6. Exhibits and Reports on Form 8-K

     Exhibit No.                      Description
     -----------                      -----------

     (a) None

     (b) No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2002.

                                  WEBHIRE, INC.





Part III - SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEBHIRE, INC.


                                                /s/ MARTIN J. FAHEY
                                                -----------------------
                                                    Martin J. Fahey
                                                Chief Executive Officer


                                                /s/ STEPHEN D. ALLISON
                                                -----------------------
                                                    Stephen D. Allison
                                                Chief Financial Officer

Date:  August 14, 2002